Form 10-Q
period 1995-03-31
FRONTIER INSURANCE GROUP INC
filed 1995-05-15
CIK 797496

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from         to


                         COMMISSION FILE NUMBER 0-15022

                         FRONTIER INSURANCE GROUP, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                      14-1681606
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


195 Lake Louise Marie Road, Rock Hill, New York            12775-8000
   (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (914) 796-2100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [x] Yes                   [ ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 10, 1995, was 13,050,940.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               Page 1 of 16 pages

                         FRONTIER INSURANCE GROUP, INC.




                       INDEX                                               PAGE
                       -----                                               ----



PART I- FINANCIAL INFORMATION
- - -----------------------------

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets at March 31, 1995
            (Unaudited) and December 31, 1994 ............................   3-4

            Consolidated Statements of Income (Unaudited) for
            the Three Months Ended March 31, 1995 and 1994 ...............     5

            Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 1995 and 1994 ...........     6

            Notes to Consolidated Financial Statements (Unaudited) .......   7-9

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................ 10-14


PART II- OTHER INFORMATION
- - --------------------------

  Item 1.   Legal Proceedings ............................................    15

  Item 2.   Changes in Securities ........................................    15

  Item 3.   Defaults upon Senior Securities ..............................    15

  Item 4.   Submission of Matters to a Vote of Security Holders ..........    15

  Item 5.   Other Information ............................................    15

  Item 6.   Exhibits and Reports on Form 8-K .............................    15

  Signature ..............................................................    16


PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Consolidated Financial Statements

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)


                                                         March 31,  December 31,
                                                           1995        1994
                                                        ----------  -----------
                                                        (Unaudited)

Investments:

Fixed maturities, held to maturity--principally at
amortized cost (market: 1995--$207,443; 1994--$190,874)   $ 209,862    $ 202,129

Fixed maturities, available for sale--at market
value (amortized cost: 1995--$166,094; 1994--$149,846)      164,226      143,956

Equity securities--at market (cost: 1995--$48,018;
1994--$52,458 ......................................         45,536       48,646

Short-term investments--at principal balances,
which approximate market .............................       22,937       12,887
                                                          ---------    ---------

    TOTAL INVESTMENTS ................................      442,561      407,618


Cash .................................................        4,035        6,362

Agents' balances due, less allowances for doubtful
 accounts (1995--$2,388; 1994--$2,132) ...............       13,453       20,909

Premiums receivable from insureds, less allowances
 for doubtful accounts (1995--$101; 1994--$105) ......       24,696       20,222

Deferred federal income tax benefits .................       29,488       30,767

Accrued investment income ............................        5,177        5,078

Deferred policy acquisition costs ....................       13,793       13,213

Net reinsurance recoverables less allowances for
 possible uncollectible amounts (1995--$115; 1994--$115)     56,873       54,779

Data processing equipment and software--at cost,
 less accumulated depreciation and
 amortization (1995--$2,027; 1994--$1,853) ...........        1,533        1,618

Insurance renewal and claims adjusting rights and
 other intangible assets, less accumulated
 amortization (1995--$2,430; 1994--$2,016) ...........        3,104        3,295

Home office building and equipment--at cost, less
 accumulated depreciation (1995--$3,352; 1994--$2,958)       27,734       27,403

Federal income taxes recoverable .....................                       246

Other assets .........................................        6,195        7,602
                                                          ---------    ---------
    TOTAL ASSETS .....................................    $ 628,642    $ 599,112
                                                          =========    =========

See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                            LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                         March 31,  December 31,
                                                           1995        1994
                                                        ----------  -----------
                                                        (Unaudited)

LIABILITIES

  Policy liabilities:

    Unpaid losses ......................................    $ 280,332     $ 266,261
    Unpaid loss adjustment expenses ....................       45,167        46,376

    Unearned premiums ..................................       83,804        81,224
                                                            ---------     ---------
      TOTAL POLICY LIABILITIES .........................      409,303       393,861

  Funds held by Company under reinsurance treaties ...          5,367           647

  Federal income taxes payable .......................          2,634

  Cash dividend payable ..............................          1,562         1,558

  Other liabilities ..................................         10,507        12,782
                                                            ---------     ---------
      TOTAL LIABILITIES ..................................    429,373       408,848

CAPITAL

  Preferred Stock, par value $.01
    per share; authorized and
    unissued--1,000,000 shares

  Common Stock, par value $.01 per share;
    authorized--20,000,000 shares; issued
    (1995--13,049,139 shares; 1994--13,021,058 shares)....        130           130

  Additional paid-in capital .............................    167,435       167,209

  Net unrealized appreciation/(depreciation)
    of investments in available-for-sale securities ......     (2,718)       (6,307)

  Retained earnings ......................................     35,210        29,886
                                                             --------      --------

      SUBTOTAL ...........................................    200,057       190,918

  Less:  Treasury stock--at cost (1995--41,400 shares;
    1994--35,400 shares) .................................      (788)         (654)
                                                             --------      --------

      TOTAL CAPITAL ......................................    199,269       190,264
                                                             --------      --------

      TOTAL LIABILITIES AND CAPITAL ......................  $ 628,642     $ 599,112
                                                            =========     =========

Book value per share .....................................     $15.27        $14.61
                                                               ======        ======


See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)


                                                             Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                           1995         1994
                                                           ----         ----
REVENUES
  Premiums written ...............................      $ 57,258       $ 43,381
  Premiums ceded .................................        (9,088)        (3,603)
                                                        --------       --------
    NET PREMIUMS WRITTEN .........................        48,170         39,778
  Decrease (increase) in unearned premiums .......        (2,416)        (4,190)
                                                        --------       --------

    NET PREMIUMS EARNED ..........................        45,754         35,588
  Net investment income ..........................         6,737          6,417
  Net realized capital gains (losses) ............          (756)          (912)
                                                        --------       --------

    TOTAL NET INVESTMENT INCOME ..................         5,981          5,505
  Gross claims adjusting income ..................            36             66
                                                        --------       --------

    TOTAL REVENUES ...............................        51,771         41,159

EXPENSES
  Losses .........................................        21,493         16,277
  Loss adjustment expenses .......................         6,942          5,040
  Amortization of policy acquisition costs .......         9,689          6,098
  Underwriting and other expenses ................         4,593          4,324
                                                        --------       --------

    TOTAL EXPENSES ...............................        42,717         31,739

INCOME BEFORE INCOME TAXES .......................         9,054          9,420

INCOME TAXES
  State ..........................................           (49)           227
  Federal ........................................         2,217          2,453
                                                        --------       --------

    TOTAL INCOME TAXES ...........................         2,168          2,680
                                                        --------       --------

    NET INCOME ...................................      $  6,886       $  6,740
                                                        ========       ========

PER SHARE DATA
  Operating income                                          $.57           $.56
  Net realized capital losses                               (.04)          (.04)
                                                            ----           ----
    NET INCOME                                              $.53           $.52
                                                            ====           ====

WEIGHTED AVERAGE SHARES OUTSTANDING                       12,997         12,950
                                                        --------       --------



See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                                Three Months
                                                                Ended March 31,
                                                            --------------------
                                                               1995       1994
                                                            --------   --------
OPERATING ACTIVITIES
  Net income                                                $  6,886   $  6,740
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Increase in policy liabilities                         15,039      9,636
       Increase (decrease) in federal income taxes             4,814      3,144
       Decrease (increase) in reinsurance balances            (1,132)     8,988
       (Increase) decrease in agents' balances and
          premiums receivable                                  2,423     (7,295)
       Change in deferred policy acquisition costs              (581)    (1,755)
       Decrease (increase) in accrued investment income          (98)       483
       Depreciation and amortization                             671        (75)
       Realized capital gains (losses)                          (756)     1,517
       Other                                                    (273)     4,470
                                                            --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES            26,993     25,853

INVESTING ACTIVITIES
  Sales of equity securities                                   1,256     29,630
  Sales of available for sale securities                       6,412     13,359
  Calls, maturities and paydowns of fixed maturities          35,033      5,559
  Purchases of securities                                    (61,449)   (95,735)
  Net (purchases) sales of short-term investments            (10,050)    12,897
  Purchase of home office building and equipment                 725       (369)
  Purchase of data processing equipment and software              90        (64)
                                                            --------   --------
         NET CASH (USED IN)  INVESTING ACTIVITIES            (27,983)   (34,723)
                                                            --------   --------

FINANCING ACTIVITIES
  Cash dividends paid                                         (1,563)    (1,295)
  Issuance of Common Stock                                       226         15
                                                            --------   --------
         NET CASH (USED IN)  FINANCING ACTIVITIES             (1,337)    (1,280)
                                                             --------   --------

          INCREASE (DECREASE) IN CASH                         (2,327)   (10,150)
CASH AT BEGINNING OF PERIOD                                    6,362     12,929
                                                            --------   --------
CASH AT END OF PERIOD                                       $  4,035   $  2,779
                                                            ========   ========



See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. Certain net investment income and realized capital loss amounts which were reported to Frontier by a limited partnership in the first quarter of 1994 have been reclassified to reflect the accounting treatment applied to them at year-end 1994.

3. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

4.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements as follows:

Declaration   Record     Payment          Type of             Cash         Number of
   Date        Date        Date           Dividend            Paid       Shares Issued
- - -----------  --------    --------    -------------------    ----------   -------------
 03/15/94    03/30/94    04/20/94    $.15 per share cash    $1,295,500         N/A
 05/19/94    06/06/94    06/17/94    3:2 stock split        $    6,848(1)   4,327,704
 05/19/94    06/30/94    07/21/94    $.12 per share cash    $1,561,389         N/A
 08/11/94    09/30/94    10/20/94    $.12 per share cash    $1,562,498         N/A
 11/22/94    12/30/94    01/19/95    $.12 per share cash    $1,558,279         N/A
 03/16/95    03/31/95    04/20/95    $.12 per share cash    $1,561,928         N/A

- - ---------
(1) Cash paid in lieu of issuance of fractional shares.


5. At March 31, 1995, options to purchase 338,549 shares of Common Stock, at per share exercise prices ranging from $7.87 to $30.33, were outstanding, compared to options to purchase 290,274 shares of Common Stock, at per share exercise prices ranging from $7.81 to $29.83, outstanding at March 31, 1994 under the Company's stock option plans (the "Plans"). Options to purchase 96,541 and 133,455 shares of Common Stock were exercisable at March 31, 1995 and March 31, 1994, respectively, under the Plans.

During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 375,000 and 67,500 shares, respectively, of the Company's Common Stock at $50.00 per share at any time through December 31, 1999, which options were outstanding at March 31, 1995.


The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.


6. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended March 31, 1995 and 1994, such earned commissions accrued were $(186,000) and $(229,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.


7. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended March 31, 1995 and 1994, claims adjusting operating expenses included with underwriting and other expenses amounted to $54,000 and $94,000, respectively.

8. The components of the net reinsurance recoverables balances in the accompanying balance sheets are as follows:



                                               March 31, 1995     December 31, 1994
                                               --------------     -----------------
                                                         (in thousands)
     Ceded paid losses recoverable               $  6,135              $  3,946
     Ceded unpaid losses and LAE                   49,227                49,435
     Ceded unearned premiums                        3,840                 3,885
     Ceded reinsurance payable                     (2,329)               (2,487)
                                                 --------              --------
          TOTAL                                  $ 56,873              $ 54,779
                                                 ========              ========



     The  reinsurance   ceded   components  of  the  amounts   relating  to  the
     accompanying income statements are as follows:

                                                    Three Months Ended March 31
                                                   ----------------------------
                                                    1995                  1994
                                                   ------                -------
                                                         (in thousands)
     Ceded premiums earned                         $9,112                $6,403
     Ceded incurred losses                         $5,082                $7,440
     Ceded incurred LAE                            $2,257                $1,350

     The effect of reinsurance on premiums written and earned at March 31, 1995 and 1994 was as follows:

                                     Three Months Ended March 31
                           -----------------------------------------------------
                                  1995                      1994
                                Premiums                  Premiums
                           -------------------     ----------------------
                           Written     Earned      Written         Earned
                           -------    -------      -------        -------
                                         (in thousands)

     Direct                $56,055     $54,256     $41,772        $39,642
     Assumed                 1,203         610       1,609          2,349
     Ceded                   9,088       9,112       3,603          6,403
                           -------     -------     -------        -------
     Net                   $48,170     $45,754     $39,778        $35,588
                           =======     =======     =======        =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994
- - -------------------------------------------------------------------------------
     The  following  table sets forth the net premiums  earned by the  principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                             Three Months      Increase (Decrease)
                                            Ended March 31,       1994 to 1995
                                         -------------------   ------------------
                                            1995      1994       Amount    %
                                          -------   -------     -------   -----
                                                (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                   $ 20,527   $ 15,187   $  5,340   35.2
General liability                          10,040      5,405      4,635   85.8
Surety                                      9,653      6,448      3,205   49.7
Workers' compensation                       3,895      7,028     (3,133) (44.6)
Other                                       1,639      1,520        119    7.8
                                         --------   --------   --------
                   Total                 $ 45,754   $ 35,588   $ 10,166   28.6
                                         ========   ========   ========




The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                       Statutory Combined Ratio  GAAP  Combined  Ratio
                                       ------------------------  ---------------------
                                           Three  Months           Three Months
                                          Ended March 31,         Ended March 31,
                                       ------------------        -----------------
                                           1995     1994          1995       1994
                                           ----     ----          ----      -----
Losses                                    47.0%     45.7%         47.0%     45.7%
Loss adjustment expenses (LAE)            14.3      13.1          15.2      14.2
                                          ----      ----          ----      ----
Losses and LAE                            61.3      58.8          62.2      59.9
Acquisition, underwriting and other       30.3      28.8          31.2      29.0
                                          ----      ----          ----      ----
Total combined ratio                      91.6%     87.6%         93.4%     88.9%
                                          ====      ====          ====      ====

A variety of factors accounted for the 28.6% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, which was partially offset by the earned premiums ceded under an aggregate excess of loss reinsurance contract entered into by the Company that cedes 14% of earned premium for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, greater penetration of the Ohio physician market and rate increases. These increases were partially offset by a decrease in dental net premiums earned, primarily as the result of rate decreases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, and alarms and guards, and because of the impact of new programs commenced subsequent to the first quarter of 1994, including crane operator liability and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella program.

Growth in surety net premiums earned continued in 1995, and was primarily attributable to expanded writings of license and permit bonds, with bonds for small contractors, miscellaneous bonds, and bail bonds also showing substantial percentage increases. The increase in license and permit bonds was primarily attributable to the Company's acquisition in April 1994 of the license and permit bond business of a California insurance agency.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable, and because of decreased required participation in the National Workers' Compensation Reinsurance Pools. The decrease was partially offset by increases in workers' compensation premiums written in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and in accident and health policies in the excess medical stop loss program. These increases were partially offset by decreases in other miscellaneous small programs.



Net investment income before realized capital losses increased 5.0% due principally to increases in investable assets resulting from the January 1995 commutation of certain medical malpractice reinsurance treaties, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract which it entered into in 1995. Total net investment income increased 8.6% due to the aforementioned increase in net investment income and a decrease in realized capital losses. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.9% from 7.2%, primarily as the result of an increase in the proportion of tax-advantaged securities held to taxable securities, compounded by generally lower interest rates available for funds invested in 1994 and early 1995, and the impact of higher yielding investments which mature or which are called for redemption being reinvested at the lower rates. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 5.5% from 5.8%, primarily as a result of generally lower interest rates available for funds invested in 1994 and early 1995, and higher yielding investments coming to maturity or being called for redemption as described above.

Gross claims adjusting income decreased 45.6% primarily as a result of a decrease in claim services provided to outside companies, principally Markel/Rhulen, partially offset by an increase in the rates charged for certain services.

Total revenues increased 25.8% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Total expenses increased by 34.6% compared to the 28.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 33.4% rate as a result of a 32.0% increase in losses and a 37.7% increase in LAE. The increase in losses was substantially equivalent to that for net premiums earned. This increase was partially offset by the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 66% for the 1995 accident year, and to subrogation recoveries in the surety line of business in excess of expectations. The 37.7% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The increase in losses and LAE resulted in a loss and LAE component of the GAAP Combined Ratio 3.8 percentage points higher than in the comparable 1994 period. The 58.9% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premium. The 6.2% increase in underwriting and other expenses was primarily the result of an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, salary increases, and increased policyholder dividends. Since the non-claim related expenses increased at a percentage rate more than that of earned premiums, the non-claim related component of the GAAP Combined Ratio was 2.2 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio increased by 5.1 percentage points to 93.4% as a result of the above.

The foregoing changes resulted in income before income taxes of $9,054,000 for the 1995 quarter, a 3.9% decrease from the comparable 1994 quarter. Net income for the period increased by $140,000, or 2.2%.



Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions, and dividends to shareholders and policyholders.

At March 31, 1995, the Company's $628.6 million in total assets were comprised of the following: 71.0% cash and investments, 9.0% net reinsurance recoverables, 6.1% premiums receivable, 4.4% home office building and equipment, 6.9% deferred expenses (federal income taxes and policy acquisition costs), and 2.6% other assets.

The Company's subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet their obligations, and as to the Company's insurance subsidiaries, maintaining a sufficient margin of capital and surplus to ensure their unimpaired ability to write insurance and assume reinsurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1995:

                                                          Amount
                                              Market    Reflected on   Percent of
         S&P's/Moody's Rating                 Value     Balance Sheet  Portfolio
         --------------------                ---------  -------------  ----------
                                                (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
         of $15,266)                          $229,307     $229,888     61.5%
AA/Aa                                           64,194       64,593     17.3
A/A                                             50,534       51,382     13.7
BBB/Baa                                         27,614       28,205      7.5
All other                                           20           20      0.0
                                              --------     --------    -----
         Total                                $371,669     $374,088    100.0%
                                              ========     ========    =====


Cash flow generated from operations for the three-month period ended March 31, 1995 and 1994 was $27.0 million, and $25.9 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the three-month periods ended March 31, 1995 and 1994 were $1,562,000 and $1,296,000, respectively.



In January 1995, Frontier Insurance's medical malpractice reinsurers agreed to a commutation of the 1991 treaty year, resulting in the receipt of $3.9 million in cash and a concommitant increase in reserves for unpaid losses and LAE.

As a result of a review by AM Best of Frontier Insurance Company's A- (Excellent) rating, the Company agreed with AM Best to make a $45 million capital infusion by June 30,1995 in order to fund Frontier Insurance Company's projected growth and retain its A- rating. The funds for the infusion will come in part from funds currently held by the Company and from borrowings. The Company is considering several borrowing alternatives and during the second quarter 1995 will consummate the alternative it believes is most advantageous to the Company.

On November 10, 1994, the Company announced a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock from time to time in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. The program authorizes the purchase of up to 1,000,000 shares at such times and prices as the Company deems advantageous. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Through
December 31, 1994, the Company had purchased 35,400 shares at a cost of $654,000, and during the first quarter of 1995 an additional 6,000 shares were purchased at a cost of $133,485, which 41,400 shares are held as treasury shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Reinsurance

Frontier has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. During the first quarter 1995 the Company ceded 14% of the earned premiums from the covered lines of business to Centre Re.

Litigation with the State of New York

     In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor. Due to the continuing litigation, the Company is unable to project at this time the ultimate outcome or quantify possible favorable effects on the Company's financial position. The Company believes the above-referenced decisions are controlling precedents and that it may benefit economically by not being responsible for certain claims against SUNY physicians for whom it presently carries reserves and may also be entitled to reimbursement for certain claims previously paid, which together aggregate approximately $25 million. Shareholder Litigation

The Company has been served with several purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors; certain actions also allege violations of the common law. The complaints relate to the Company's November 8, 1994 announcement of its third quarter financial results and allege that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits. The Company believes the suits are without merit and has retained special legal counsel to contest them vigorously.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        Not applicable.


Item 2. Changes in Securities

        Not applicable.


Item 3. Defaults upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


Item 5. Other Information


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits.

           None.

        b. Reports on Form 8-K.

           None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 12, 1995          Frontier Insurance Group, Inc.
                             ------------------------------
                                     (Registrant)




                             By:  /s/ Dennis F. Plante
                                  ---------------------------
                                  Dennis F. Plante
                                  Senior Vice President - Finance and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)