Form 10-Q
period 1995-06-30
FRONTIER INSURANCE GROUP INC
filed 1995-08-14
CIK 797496

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

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

                           [x] Yes                     [  ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 9, 1995, was 13,057,639.



--------------------------------------------------------------------------------


                               Page 1 of 19 pages

                         FRONTIER INSURANCE GROUP, INC.




                                     INDEX                                  PAGE
                                     -----                                  ----
PART I-   FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 1995
          (Unaudited) and December 31, 1994 .............................    3-4

          Consolidated Statements of Income (Unaudited) for the
          Three Months and Six Months Ended June 30, 1995 and 1994 ......      5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1995 and 1994 ...............      6

          Notes to Consolidated Financial Statements (Unaudited) ........    7-9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................  10-16

PART II-  OTHER INFORMATION

  Item 1. Legal Proceedings .............................................     17

  Item 2. Changes in Securities .........................................     17

  Item 3. Defaults upon Senior Securities ...............................     17

  Item 4. Submission of Matters to a Vote of Security Holders ...........     17

  Item 5. Other Information .............................................     17

  Item 6. Exhibits and Reports on Form 8-K ..............................     18

  Signature .............................................................     19


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                                     ASSETS
                                 (in thousands)



                                                          June 30,  December 31,
                                                            1995        1994
                                                       -----------  ------------
                                                       (Unaudited)
Investments:
 Fixed maturities, held to maturity--
  principally at amortized cost
  (market: 1995--$207,234; 1994--$190,874)                 $204,727     $202,129

 Fixed maturities, available for sale--
  at market value (amortized cost:
  1995--$191,944; 1994--$149,846)                           194,328      143,956

 Equity securities--at market
  (cost:  1995--$48,517; 1994--$52,458)                      47,110       48,646

 Short-term investments--at principal
  balances, which approximate market                         31,240       12,887
                                                           --------     --------

    TOTAL INVESTMENTS                                       477,405      407,618

Cash                                                         11,635        6,362
Agents' balances due, less
 allowances for doubtful accounts
 (1995--$2,456; 1994--$2,132)                                17,751       20,909


Premiums receivable from insureds,
 less allowances for doubtful accounts
 (1995--$101; 1994--$105)                                    29,567       20,222

Deferred federal income tax benefits                         27,350       30,767

Accrued investment income                                     5,609        5,078

Deferred policy acquisition costs                            15,394       13,213

Net reinsurance recoverables
 less allowances for possible uncollectible
 amounts (1995--$115; 1994--$115)                            62,312       54,779

Data processing equipment and software--at cost,
 less accumulated depreciation and amortization
 (1995--$2,196; 1994--$1,853)                                 1,474        1,618

Insurance renewal and claims adjusting rights and
 other intangible assets, less accumulated
 amortization (1995--$2,688; 1994--$2,016)                    3,195        3,295

Home office building and equipment--
 at cost, less accumulated depreciation
 (1995--$3,767; 1994--$2,958)                                27,747       27,403

Federal income taxes recoverable                              1,815          246

Other assets                                                  6,034        7,602

                                                           --------     --------

    TOTAL ASSETS                                           $687,288     $599,112
                                                           ========     ========


See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                            LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)



                                                         June 30,   December 31,
                                                            1995        1994
                                                       -----------  ------------
                                                       (Unaudited)
LIABILITIES
  Policy liabilities:
    Unpaid losses                                         $285,536     $266,261
    Unpaid loss adjustment expenses                         48,643       46,376
    Unearned premiums                                       91,857       81,224
                                                          --------     --------

      TOTAL POLICY LIABILITIES                             426,036      393,861

  Funds held by Company under reinsurance treaties          12,656          647
  Note payable                                              25,000
  Cash dividend payable                                      1,566        1,558
  Other liabilities                                         13,099       12,782
                                                          --------     --------
      TOTAL LIABILITIES                                    478,357      408,848

CAPITAL
  Preferred Stock, par value $.01
    per share; authorized and
    unissued--1,000,000 shares

  Common Stock, par value $.01 per share;
    authorized--20,000,000 shares; issued
    (1995--13,056,896 shares; 1994--13,021,058 shares)         131          130
  Additional paid-in capital                               167,518      167,209
  Net unrealized appreciation/(depreciation)
    of investments in available-for-sale securities            635       (6,307)
  Retained earnings                                         41,434       29,886
                                                          --------     --------
      SUBTOTAL                                             209,718      190,918

  Less:  Treasury stock--at cost (1995--41,400 shares;
    1994--35,400 shares)                                      (787)        (654)
                                                          --------     --------
      TOTAL CAPITAL                                        208,931      190,264
                                                          --------     --------
      TOTAL LIABILITIES AND CAPITAL                       $687,288     $599,112
                                                          ========     ========

Book value per share                                      $  16.00     $  14.61
                                                          ========     ========



See notes to consolidated financial statements (unaudited).

                       CONSOLIDATED STATEMENTS OF INCOME
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)
                       (in thousands, except share data)



                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                          ------------------    ---------------
                                           1995       1994       1995     1994
                                          ------     -------    ------   ------
REVENUES
 Premiums written                        $64,112    $42,961    121,370   $86,342
 Premiums ceded                          (10,216)    (1,519)   (19,304)   (5,122)
                                         --------   --------   --------  -------
     NET PREMIUMS WRITTEN                 53,896     41,442    102,066    81,220

 Decrease (increase) in unearned premiums (7,456)    (9,531)    (9,872)  (13,721)
                                         -------    -------    -------   -------

     NET PREMIUMS EARNED                  46,440     31,911     92,194    67,499

 Net investment income                     7,178      6,362     13,915    12,779
 Net realized capital gains (losses)         256       (384)      (500)   (1,296)
                                         -------    -------    -------   -------

     TOTAL NET INVESTMENT INCOME           7,434      5,978     13,415    11,483

 Gross claims adjusting income                39         65         75       132
                                         -------    -------    -------   -------
     TOTAL REVENUES                       53,913     37,954    105,684    79,114

EXPENSES
 Losses                                   22,407     13,228    43,900     29,505
 Loss adjustment expenses                  6,006      5,002    12,948     10,042
 Amortization of policy acquisition
  costs                                    9,913      5,448    19,602     11,546
 Underwriting and other expenses           5,122      3,850     9,715      8,175
                                         -------   --------   -------    -------
     TOTAL EXPENSES                       43,448     27,528    86,165     59,268

INCOME BEFORE INCOME TAXES                10,465     10,426    19,519     19,846

INCOME TAXES
 State                                       309         468      260        695
 Federal                                   2,371       2,630    4,588      5,084
                                         -------    --------  -------    -------
     TOTAL INCOME TAXES                    2,680       3,098    4,848      5,779
                                         -------    --------  -------    -------
     NET INCOME                           $7,785      $7,328  $14,671    $14,067
                                         =======    ========  =======    =======

PER SHARE DATA
 Operating income                           $.59        $.58    $1.15      $1.14
 Net realized capital losses                 .01        (.02)    (.02)      (.06)
                                             ---        -----    -----      ----

     NET INCOME                             $.60        $.56    $1.13      $1.08
                                            ====        =====   =====       ====




WEIGHTED AVERAGE SHARES OUTSTANDING      13,012       12,997   13,005     12,969
                                         =======    ========  =======    =======

See notes to consolidated financial statements (unaudited).

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)
                                 (in thousands)


                                                                 Six Months
                                                               Ended June 30,
                                                              -----------------
                                                               1995        1994
                                                              ------      ------
OPERATING ACTIVITIES
 Net income                                                  $ 14,671    $14,067
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Increase in policy liabilities                            32,175     14,318
     Increase (decrease) in federal income taxes                1,848     (1,489)
     Decrease (increase) in reinsurance balances               (4,476)     6,915
     Increase in agents' balances and
       premiums receivable                                     (6,181)   (10,154)
     Change in deferred policy acquisition costs               (2,181)    (3,362)
     Increase in accrued investment income                       (531)      (215)
     Depreciation and amortization                              1,824        460
     Realized capital gains (losses)                             (500)     2,131
     Other                                                     (1,950)     3,591
                                                             --------   --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES               34,699     26,262


INVESTING ACTIVITIES
 Sales of equity securities                                    4,952      45,622
 Sales of available for sale securities                       21,991      21,113
 Calls, maturities and paydowns of fixed maturities           52,732      11,361
 Purchases of securities                                    (146,484)   (118,575)
 Net (purchases) sales of short-term investments              16,553      11,729
 Purchase of home office building and equipment               (1,118)       (669)
 Purchase of data processing equipment and software             (237)       (301)
                                                             --------   --------
     NET CASH (USED IN) INVESTING ACTIVITIES                 (51,611)    (29,720)

FINANCING ACTIVITIES
 Issuance of note payable                                     25,000
 Cash dividends paid                                          (3,124)     (2,864)
 Issuance of Common Stock                                        309         504
                                                             --------   --------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                     22,185      (2,360)
                                                             --------   --------

    INCREASE (DECREASE) IN  CASH                               5,273      (5,818)
CASH AT BEGINNING OF PERIOD                                    6,362      12,929
                                                             --------   --------
CASH AT END OF PERIOD                                        $11,635      $7,111
                                                             ========    =======

See notes to consolidated financial statements (unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period and the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. Certain net investment income and realized capital loss amounts which were reported to Frontier by a limited partnership in the first six months of 1994 have been reclassified to reflect the accounting treatment applied to them at year-end 1994.

3. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

4.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements as follows:


Declaration    Record    Payment       Type of             Cash    Number of
  Date          Date      Date         Dividend            Paid   Shares Issued
-----------    ------   --------    ------------------    ------  -------------
                                                            (in thousands)
05/19/94      06/06/94   06/17/94   3:2 stock             $    7(1)   4,328
05/19/94      06/30/94   07/21/94   $.12 per share cash   $1,561      N/A
08/11/94      09/30/94   10/20/94   $.12 per share cash   $1,562      N/A
11/22/94      12/30/94   01/19/95   $.12 per share cash   $1,558      N/A
03/16/95      03/31/95   04/20/95   $.12 per share cash   $1,566      N/A
05/18/95      06/30/95   07/20/95   $.12 per share cash   $1,567      N/A


(1) Cash paid in lieu of issuance of fractional shares.


5. At June 30, 1995 and 1994, respectively, options to purchase 333,000 and 290,000 shares of Common Stock, at per share exercise prices ranging from $7.87 to $30.33, were outstanding under the Company's stock option plans (the "Plans"). Options to purchase 119,000 and 128,000 shares of Common Stock were exercisable at June 30, 1995 and June 30, 1994, respectively, under the Plans.

     During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 375,000 and 67,500 shares, respectively, of the Company's Common Stock at $50.00 per share at any time through December 31, 1999, which options were outstanding at June 30, 1995.

     The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends and stock splits. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

6. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended June 30, 1995 and 1994, such earned commissions accrued were $(47,000) and $(76,000), respectively. During the six months ended June 30, 1995 and 1994, such earned commissions accrued were $(233,000) and $(305,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

7. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended June 30, 1995 and 1994, claims adjusting operating expenses included with underwriting and other expenses amounted to $67,000 and $82,000, respectively. During the six months ended June 30, 1995 and 1994, claims adjusting operating expenses included with underwriting and other expenses amounted to $121,000 and $176,000, respectively.

8. The components of the net reinsurance recoverables balances in the accompanying balance sheets are as follows:



                                          June 30, 1995    December 31, 1994
                                          -------------    -----------------
                                                   (in thousands)
Ceded paid losses recoverable                 $   6,625         $   3,946
Ceded unpaid losses and LAE                      54,515            49,435
Ceded unearned premiums                           3,996             3,885
Ceded reinsurance payable                        (2,824)           (2,487)
                                              ---------         ---------

    TOTAL                                     $  62,312         $  54,779
                                              =========         =========



     The  reinsurance   ceded   components  of  the  amounts   relating  to  the
     accompanying income statements are as follows:


                                              Six Months Ended June 30
                                              -------------------------
                                                1995              1994
                                              -------           -------
                                                   (in thousands)
Ceded premiums earned                         $19,138           $11,022
Ceded incurred losses                          $9,233           $13,051
Ceded incurred LAE                             $5,952            $1,854


     The effect of reinsurance on premiums written and earned at June 30, 1995 and 1994 was as follows:


                                    Six Months Ended June 30
                    --------------------------------------------------------
                               1995                           1994
                             Premiums                        Premiums
                    ----------------------------     --------------------------
                     Written          Earned          Written         Earned
                     -------          ------          -------         ------
                                            (in thousands)
Direct               $  121,062      $  110,892      $   85,604      $   79,977
Assumed                     308             440             738           1,544
Ceded                   (19,304)        (19,138)         (5,122)        (11,022)
                     ----------      ----------      ----------      ----------

Net                  $  102,066      $   92,194      $   81,220      $   67,499
                     ==========      ==========      ==========      ==========


9. On June 29, 1995, the Company obtained a 4 1/2 year, $35 million reducing line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.875% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997 and 1998, with the balance being reduced at the end of 1999. The Company has no other outstanding debt.

10. At June 30, 1995 the Company had completed adding $45 million to the capital and surplus of Frontier Insurance Company, its primary operating subsidiary, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan. The addition to capital and surplus was to fund projected future growth and to retain Frontier Insurance Company's A- rating with A.M. Best.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                          Three Months         Increase (Decrease)
                                          Ended June 30,           1994 to 1995
                                       --------------------   -------------------
                                         1995      1994         Amount      %
                                         ----      ----         ------    ----
                                           (dollar amounts in thousands)
Medical malpractice (including
 dental malpractice)                    $ 21,044   $ 16,837   $  4,207    25.0
General liability                         11,887      5,155      6,732   130.6
Surety                                     9,690      6,166      3,524    57.2
Workers' compensation                      1,893      2,668       (775)  (29.0)
Other                                      1,926      1,085        841    77.5
                                        --------   --------   --------    -----
    Total                               $ 46,440   $ 31,911   $ 14,529    45.5
                                        ========   ========   ========    =====



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                      Statutory  Combined Ratio     GAAP  Combined Ratio
                                           Three Months                  Three Months
                                          Ended June 30,                 Ended June 30,
                                      ---------------------           -------------------
                                          1995      1994                  1995      1994
                                          ----      ----                  ----      ----
Losses                                    48.2%     41.5%                 48.2%     41.5%
Loss adjustment expenses (LAE)            12.5      14.7                  13.0      15.7
                                          ----      ----                  ----      ----
Losses and LAE                            60.7      56.2                  61.2      57.2
Acquisition, underwriting and other
  expenses                                31.0      27.0                  32.2      28.8
                                          ----      ----                  ----      ----
Total combined ratio                      91.7%     83.2%                 93.4%     86.0%
                                          ====      ====                  ====      ====



A variety of factors accounted for the 45.5% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, which was partially offset by a decrease in workers' compensation business, particularly the cotton gin program, and by the earned premiums ceded under the Company's aggregate excess of loss reinsurance contract which cedes 14% of earned premium for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, greater penetration of the Ohio physician market and rate increases in Florida and other geographic areas. These increases were partially offset by a decrease in dental net premiums earned, primarily as the result of rate decreases offsetting growth in the Company's program endorsed by the Academy of General Dentistry.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, crane operator liability and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella program and the alarm and guards program.

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

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins, caused by a weather-related reduction in cotton crop, and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable, and because of decreased required participation in the National Workers' Compensation Reinsurance Pools. The decrease was partially offset by increases in workers' compensation premiums written in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and in accident and health policies in the excess medical stop loss program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital losses increased 12.8% due principally to increases in investable assets resulting from the January 1995 commutation of certain medical malpractice reinsurance treaties, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 24.4% due to the aforementioned increase in net investment income and a decrease in realized capital losses. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.9% from 7.1%, primarily as the result of an increase in the proportion of tax-advantaged securities held to taxable securities, compounded by generally lower interest rates available for funds invested in 1994 and early 1995, including funds from higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 5.2% from 5.5%, primarily as a result of generally lower interest rates available for funds invested in 1994 and early 1995, and higher yielding investments coming to maturity or being called for redemption as described above.

Gross  claims  adjusting  income  decreased  40.0%  primarily  as a result  of a
decrease  in  claim  services   provided  to  outside   companies,   principally
Markel/Rhulen.

Total revenues increased 42.0% as a result of the above.

Total expenses increased by 57.8% compared to the 45.5% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 55.6% rate as a result of a 69.4% increase in losses and a 20.1% increase in LAE. The increase in losses was higher than that for net premiums earned and results from carrying higher loss and LAE ratios to premiums earned for 1995 business. This increase was partially offset by the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 66% for the 1995 accident year. The 20.1% increase in LAE resulted from the increase in loss and LAE ratios partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. The increase in losses and LAE resulted in a loss and LAE component of the GAAP Combined Ratio 4.0 percentage points higher than in the comparable 1994 period. The 82.0% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premium. The 33.0% increase in underwriting and other expenses was primarily the result of increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, salary increases, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility and increased policyholder dividends. Since the non-claim related expenses increased at a percentage rate greater than that of earned premiums, the non-claim related component of the GAAP Combined Ratio was 3.4 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio increased by 7.4 percentage points to 93.4% as a result of the above.

The foregoing changes resulted in income before income taxes of $10.5 million for the 1995 quarter, a 0.4% increase from the comparable 1994 quarter. Net income for the period increased by $457,000, or 6.2%.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994


The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                             Six Months       Increase (Decrease)
                                           Ended June 30,        1994 to 1995
                                        ---------   --------   ----------------
                                           1995       1994       Amount     %
                                          ------     ------      ------    ---
                                             (dollar  amounts  in  thousands)

Medical malpractice  (including
 dental  malpractice)                    $ 41,571   $ 32,023   $  9,548   29.8
General liability                          21,927     10,560     11,367  107.6
Surety                                     19,342     12,615      6,727   53.3
Workers' compensation                       5,789      9,696     (3,907) (40.3)
Other                                       3,565      2,605        960   36.8
                                         --------   --------   --------   ----
    Total                                $ 92,194   $ 67,499   $ 24,695   36.6
                                         ========   ========   ========   ====



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                      Statutory  Combined Ratio      GAAP  Combined Ratio
                                            Six Months                      Six Months
                                          Ended June 30,                  Ended June 30,
                                      ---------------------            -------------------
                                          1995      1994                  1995      1994
                                          ----      ----                  ----      ----
Losses                                    47.6%     43.7%                 47.6      43.7%
Loss adjustment expenses (LAE)            13.4      14.0                  14.1      14.9
                                          ----      ----                  ----      ----
Losses and LAE                            61.0      57.7                  61.7      58.6
Acquisition, underwriting and other
  expenses                                30.7      27.8                  31.6      28.9
                                          ----      ----                  ----      ----
Total combined ratio                      91.7%     85.5%                 93.3%     87.5%
                                          ====      ====                  ====      ====

A variety of factors accounted for the 36.6% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, which was partially offset by a decrease in workers' compensation business, particularly the cotton gin program, and by the earned premiums ceded under the Company's aggregate excess of loss reinsurance contract which cedes 14% of earned premium for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, greater penetration of the Ohio physician market and rate increases in Florida and other geographic areas. These increases were partially offset by a decrease in dental net premiums earned, primarily as the result of rate decreases offsetting growth in the Company's program endorsed by the Academy of General Dentistry.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, and alarms and guards, crane operator liability and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella program.

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

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins caused by a weather-related reduction in cotton crop, and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable, and because of decreased required participation in the National Workers' Compensation Reinsurance Pools. The decrease was partially offset by increases in workers' compensation premiums written in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and in accident and health policies in the excess medical stop loss program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital losses increased 8.9% due principally to increases in investable assets resulting from the January 1995 commutation of certain medical malpractice reinsurance treaties, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 16.8% due to the aforementioned increase in net investment income and a decrease in realized capital losses. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.9% from 7.2%, primarily as the result of an increase in the proportion of tax-advantaged securities held to taxable securities, compounded by generally lower interest rates available for funds invested in 1994 and early 1995, including funds from higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 5.6% from 5.9%, primarily as a result of generally lower interest rates available for funds invested in 1994 and early 1995, and higher yielding investments coming to maturity or being called for redemption as described above.

Gross  claims  adjusting  income  decreased  43.2%  primarily  as a result  of a
decrease  in  claim  services   provided  to  outside   companies,   principally
Markel/Rhulen.

Total revenues increased 33.6% as a result of the above.

Total expenses increased by 45.4% compared to the 36.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 43.7% rate as a result of a 48.8% increase in losses and a 28.9% increase in LAE. The increase in losses was slightly higher than that for net premiums earned and results from carrying higher loss and LAE ratios to premiums earned for 1995 business. This increase was partially offset by recoveries under the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 66% for the 1995 accident year, and to subrogation recoveries in the surety line of business in excess of expectations. The 28.9% increase in LAE resulted from the increase in loss and LAE ratios partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. The increase in losses and LAE resulted in a loss and LAE component of the GAAP Combined Ratio 3.1 percentage points higher than in the comparable 1994 period. The 69.8% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premium. The 18.8% increase in underwriting and other expenses was primarily the result of an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility, and salary increases, partially offset by a decrease in policyholder dividends. Since the non-claim related expenses increased at a percentage rate more than that of earned premiums, the non-claim related component of the GAAP Combined Ratio was 2.7 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio increased by 5.8 percentage points to 93.3% as a result of the above.

The foregoing changes resulted in income before income taxes of $19.5 million for the six months ended 1995, a 1.6% decrease from the comparable 1994 period. Net income for the period increased by $604,000, or 4.3%.

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

At June 30, 1995, the Company's $687.3 million in total assets were comprised of the following: 71.2% cash and investments, 9.1% net reinsurance recoverables, 6.9% premiums receivable, 4.0% home office building and equipment, 6.2% deferred expenses (federal income taxes and policy acquisition costs), and 2.6% other assets.

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

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1995:

                                                                                  Amount
                                                           Market               Reflected on              Percent of
         S&P's/Moody's Rating                              Value                Balance Sheet             Portfolio
         --------------------                              -----                -------------             ---------
                                                                       (dollar amounts in thousands)
         AAA/Aaa (including U.S. Treasuries
             of $19,064)                                  $231,620                  $229,960                  57.6
         AA/Aa                                              71,058                    70,929                  17.8
         A/A                                                68,211                    67,336                  16.9
         BBB/Baa                                            30,653                    30,810                   7.7
         All other                                              20                        20                   0.0
                                                          --------                  --------                 ------
             Total                                        $401,562                  $399,055                 100.0%
                                                          ========                  ========                 =====


Cash flow generated from operations for the six-month periods ended June 30, 1995 and 1994 was $35 million, and $26 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the six-month periods ended June 30, 1995 and 1994 were $3,129,000 and $2,857,000, respectively.

In January 1995, Frontier Insurance's medical malpractice reinsurers agreed to a commutation of the 1991 treaty year, resulting in the receipt of $3.9 million in cash and a concomitant increase in reserves for unpaid losses and LAE.

On June 29, 1995, the Company obtained a 4 1/2 year, $35 million reducing line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.875% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997 and 1998, with the balance being reduced at the end of 1999. The Company has no other outstanding debt.

As a result of a review by AM Best of Frontier Insurance Company's A- (Excellent) rating, the Company agreed with AM Best to make a $45 million capital infusion by June 30,1995 in order to fund Frontier Insurance Company's projected growth and retain its A- rating. At June 30, 1995 the Company had completed adding $45 million to the capital and surplus of Frontier Insurance Company, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan.

On November 10, 1994, the Company announced a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock from time to time in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. The program authorizes the purchase of up to 1,000,000 shares at such times and prices as the Company deems advantageous. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Through
December 31, 1994, the Company had purchased 35,400 shares at a cost of $654,000, and during the first quarter of 1995 an additional 6,000 shares were purchased at a cost of $133,485; which 41,400 purchased shares are held as treasury shares.

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

Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. Oral argument before the Court of Appeals is scheduled in mid-October, with a decision expected by the end of 1995. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor. Due to the continuing litigation, the Company is unable to project at this time the ultimate outcome or quantify possible favorable effects on the Company's financial position. The Company believes the above-referenced decisions are controlling precedents and that it may benefit economically by not being responsible for certain claims against SUNY physicians for whom it presently carries reserves and may also be entitled to reimbursement for certain claims previously paid.

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


Item 4. Submission of Matters to a Vote of Security Holders

        On May 18, 1995 the shareholders of the Company held their annual meeting in Rock Hill, New York. The holders of 11,079,462 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted upon as follows:

        a. By plurality vote, the following persons were elected Directors of the Company:

                                    Votes           Votes
                                     For           Withheld
                                 ----------        --------

           Walter A. Rhulen      11,066,000          13,456
           Peter L. Rhulen       11,065,985          13,477
           Jesse M. Farrow       11,061,815          17,647
           Lawrence E. O'Brien   11,066,006          13,456
           Douglas C. Moat       11,066,006          13,456


        b. The vote to ratify the reappointment of Ernst & Young as independent auditors of the Company also passed. Votes totaling 11,056,543 were in favor of the ratification, 11,217 were against, and 11,702 shares abstained.

Item 5. Other Information

        In July 1995, an operating subsidiary of the Company, Frontier Pacific Insurance Company ("Frontier Pacific") finalized arrangements with Associated International Insurance Company ("AIIC") to jointly underwrite a commercial earthquake insurance program in California (on an Inland Marine policy form). This program is very heavily reinsured to minimize the exposure. The Company expects the program to generate $18 million of direct premium on an annual basis to Frontier Pacific.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits.

           None.

        b. On July 14, 1995, the Company filed a report on Form 8-K, reporting that on June 29, 1995 it had obtained a 4 1/2 year, $35 million reducing line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.875% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997 and 1998, with the balance being reduced at the end of 1999. The Company has no other outstanding debt.

           In the July 14, 1995 8-K filing, the Company also reported that on June 30, 1995 it had completed adding $45 million to the capital and surplus of Frontier Insurance Company, its primary operating subsidiary, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan. The addition to capital and surplus was to fund projected future growth and to retain Frontier Insurance Company's A- rating with A.M. Best.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 1995              Frontier Insurance Group, Inc.
                                             (Registrant)


                               By: /s/ Dennis F. Plante
                                   ---------------------------------------------
                                   Dennis F. Plante
                                   Senior Vice President - Finance and Treasurer (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)