Form 10-Q
period 1995-09-30
FRONTIER INSURANCE GROUP INC
filed 1995-11-14
CIK 797496

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from         to


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

              [x] Yes                                  [ ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 9, 1995, was 13,060,259.



                               Page 1 of 18 pages

================================================================================

                         FRONTIER INSURANCE GROUP, INC.



          INDEX                                                            PAGE
          -----                                                            ----
PART I-   FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1995
             (Unaudited) and December 31, 1994............................   3-4

             Consolidated Statements of Income (Unaudited) for the
             Three Months and Nine Months Ended September 30, 1995
             and 1994.....................................................     5

             Consolidated Statements of Cash Flows (Unaudited) for the
             Nine Months Ended September 30, 1995 and 1994................     6

             Notes to Consolidated Financial Statements (Unaudited).......   7-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................ 10-16


PART II-  OTHER INFORMATION

     Item 1. Legal Proceedings............................................    17

     Item 2. Changes in Securities........................................    17

     Item 3. Defaults upon Senior Securities..............................    17

     Item 4. Submission of Matters to a Vote of Security Holders..........    17

     Item 5. Other Information............................................    17

     Item 6. Exhibits and Reports on Form 8-K.............................    17

     Signature............................................................    18


          PART I - FINANCIAL INFORMATION

          Item 1.       Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                                     ASSETS
                                 (in thousands)

                                                                                                 September 30,         December 31,
                                                                                                      1995                 1994
                                                                                                  -----------          ------------
                                                                                                 (Unaudited)
Investments:
      Fixed maturities, held to maturity--
              principally at amortized cost
              (market: 1995--$193,798; 1994--$190,874)                                               $192,989               $202,129
      Fixed maturities, available for sale--
              at market value (amortized cost:
              1995--$264,882; 1994--$149,846)                                                         266,690                143,956
      Equity securities--at market
               (cost:  1995--$21,039; 1994--$52,458)                                                   21,515                 48,646
      Short-term investments--at principal
              balances, which approximate market                                                       31,976                 12,887
                                                                                                     --------                -------
                      TOTAL INVESTMENTS                                                               513,170                407,618

Cash                                                                                                    3,570                  6,362
Agents' balances due, less
      allowances for doubtful accounts
      (1995--$2,414; 1994--$2,132)                                                                     22,713                 20,909
Premiums receivable from insureds,
      less allowances for doubtful accounts
      (1995--$30; 1994--$105)                                                                          32,414                 20,222
Deferred federal income tax benefits                                                                   27,789                 30,767
Accrued investment income                                                                               6,194                  5,078
Deferred policy acquisition costs                                                                      17,709                 13,213
Net reinsurance recoverables
      less allowances for possible uncollectible
      amounts (1995--$115; 1994--$115)                                                                 73,370                 54,779
Data processing equipment and software--at cost,
      less accumulated depreciation and amortization
      (1995--$2,242; 1994--$1,853)                                                                      1,402                  1,618
Insurance renewal and claims adjusting rights and
      other intangible assets, less accumulated
      amortization (1995--$2,905; 1994--$2,016)                                                         2,822                  3,295
Home office building and equipment--
      at cost, less accumulated depreciation
      (1995--$4,373; 1994--$2,958)                                                                     27,812                 27,403
Federal income taxes recoverable                                                                                                 246
Other assets                                                                                            6,621                  7,602
                                                                                                     --------               --------
                      TOTAL ASSETS                                                                   $735,586               $599,112
                                                                                                     ========               ========


          See notes to consolidated financial statements (unaudited).

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                            LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)

                                                                                                 September 30,          December 31,
                                                                                                     1995                   1994
                                                                                                  -----------           -----------
                                                                                                  (Unaudited)
LIABILITIES
      Policy liabilities:
              Unpaid losses                                                                         $ 298,901             $ 266,261
              Unpaid loss adjustment expenses                                                          50,358                46,376
              Unearned premiums                                                                       111,184                81,224
                                                                                                    ---------             ---------
                      TOTAL POLICY LIABILITIES                                                        460,443               393,861

      Funds held by Company under reinsurance treaties                                                 20,274                   647
      Note payable                                                                                     25,000
      Cash dividend payable                                                                             1,567                 1,558
      Federal income tax payable                                                                          449
      Other liabilities                                                                                11,331                12,782
                                                                                                    ---------             ---------
                      TOTAL LIABILITIES                                                               519,064               408,848

CAPITAL
      Preferred Stock, par value $.01
              per share; authorized and
              unissued--1,000,000 shares
      Common Stock, par value $.01 per share;
              authorized--20,000,000 shares; issued
              (1995--13,059,667 shares; 1994--13,021,058 shares)                                          131                   130
      Additional paid-in capital                                                                      167,548               167,209
      Net unrealized appreciation/(depreciation)
              of investments in available-for-sale securities                                           1,514                (6,307)
      Retained earnings                                                                                48,117                29,886
                                                                                                    ---------             ---------
                      SUBTOTAL                                                                        217,310               190,918
      Less:  Treasury stock--at cost (1995--41,400 shares;
              1994--35,400 shares)                                                                       (788)                 (654)
                                                                                                    ---------             ---------
                      TOTAL CAPITAL                                                                   216,522               190,264
                                                                                                    ---------             ---------
                      TOTAL LIABILITIES AND CAPITAL                                                 $ 735,586             $ 599,112
                                                                                                    =========             =========
Book value per share                                                                                $   16.58             $   14.61
                                                                                                    =========             =========



          See notes to consolidated financial statements (unaudited).

                       CONSOLIDATED STATEMENTS OF INCOME
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)
                     (in thousands, except per share data)

                                                                              Three Months                       Nine Months
                                                                           Ended September 30,               Ended September 30,
                                                                           ------------------                ------------------
                                                                          1995             1994             1995            1994
                                                                          ----             ----             ----            ----
REVENUES
      Premiums written                                                 $  79,468        $  63,194        $ 200,838        $ 149,536
      Premiums ceded                                                      12,178           (4,108)         (31,482)          (9,230)
                                                                       ---------        ---------        ---------        ---------
              NET PREMIUMS WRITTEN                                        67,290           59,086          169,356          140,306

      Decrease (increase) in unearned premiums                           (17,417)         (17,658)         (27,289)         (31,380)
                                                                       ---------        ---------        ---------        ---------
               NET PREMIUMS EARNED                                        49,873           41,428          142,067          108,926

      Net investment income                                                7,691            5,105           21,606           17,885
      Net realized capital gains (losses)                                    477             (175)             (23)          (1,471)
                                                                       ---------        ---------        ---------        ---------
               TOTAL NET INVESTMENT INCOME                                 8,168            4,930           21,583           16,414

      Gross claims adjusting income                                           32               81              107              213
                                                                       ---------        ---------        ---------        ---------
              TOTAL REVENUES                                              58,073           46,439          163,757          125,553

EXPENSES
      Losses                                                              23,551           36,325           67,451           65,830
      Loss adjustment expenses                                             6,973            6,945           19,921           16,986
      Amortization of policy acquisition costs                            10,718            7,547           30,320           19,093
      Underwriting and other expenses                                      4,804            5,251           14,519           13,427
      Interest expense                                                       451                               451
                                                                       ---------        ---------        ---------        ---------
        TOTAL EXPENSES                                                    46,497           56,068          132,662          115,336

INCOME BEFORE INCOME TAXES                                                11,576           (9,629)          31,095           10,217

INCOME TAXES
      State                                                                  430             (394)             690              302
      Federal                                                              2,901           (4,155)           7,489              928
                                                                       ---------        ---------        ---------        ---------
              TOTAL INCOME TAXES                                           3,331           (4,549)           8,179            1,230
                                                                       ---------        ---------        ---------        ---------
              NET INCOME                                               $   8,245        ($  5,080)       $  22,916        $   8,987
                                                                       =========        =========        =========        =========
PER SHARE DATA
      Operating income (loss)                                          $     .61        ($    .38)       $    1.76        $     .76
      Net realized capital gains (losses)                                    .02             (.01)             .00             (.07)
                                                                       ---------        ---------        ---------        ---------
              NET INCOME (LOSS)                                        $     .63        ($    .39)       $    1.76        $     .69
                                                                       =========        =========        =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                       13,017           13,016           13,009           12,985


          See notes to consolidated financial statements (unaudited).

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  (Unaudited)
                                 (in thousands)

                                                                                                               Nine Months
                                                                                                            Ended September 30,
                                                                                                            ------------------
                                                                                                          1995              1994
                                                                                                          ----              ----
OPERATING ACTIVITIES
      Net income                                                                                      $  22,917           $   8,987
      Adjustments to reconcile net income to net cash provided
              by operating activities:
                      Increase in policy liabilities                                                     66,582              60,516
                      Increase (decrease) in federal income taxes                                         2,283              (8,647)
                      Decrease (increase) in reinsurance balances                                         1,684              10,283
                      Increase in agents' balances and
                              premiums receivable                                                       (13,996)            (18,599)
                      Change in deferred policy acquisition costs                                        (4,496)             (5,729)
                      Decrease (increase) in accrued investment income                                   (1,115)                175
                      Depreciation and amortization                                                       1,995                 484
                      Realized capital gains (losses)                                                       (23)              1,471
                      Other                                                                              (1,497)                948
                                                                                                       --------             -------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES                                  74,334              49,889

INVESTING ACTIVITIES
      Sales of equity securities                                                                         31,989              47,693
      Sales of available for sale securities                                                             83,309              33,437
      Calls, maturities and paydowns of fixed maturities                                                 76,010              23,866
      Purchases of securities                                                                          (267,999)           (158,177)
      Net (purchases) sales of short-term investments                                                   (19,089)                545
      Purchase of home office building and equipment                                                     (1,825)               (976)
      Purchase of data processing equipment and software                                                   (175)               (359)
                                                                                                       --------             -------
                              NET CASH (USED IN)  INVESTING ACTIVITIES                                  (97,780)            (53,971)

FINANCING ACTIVITIES
      Issuance of note payable                                                                           25,000
      Cash dividends paid                                                                                (4,685)             (4,426)
      Issuance of common stock                                                                              339                 587
                                                                                                       --------             -------
                              NET CASH PROVIDED IN (USED IN)
                                  FINANCING ACTIVITIES                                                   20,654              (3,839)
                                                                                                       --------             -------

                              INCREASE (DECREASE) IN CASH                                                (2,792)             (7,921)
CASH AT BEGINNING OF PERIOD                                                                               6,362              12,929
                                                                                                       --------             -------
CASH AT END OF PERIOD                                                                                  $  3,570             $ 5,008
                                                                                                       --------             -------
                                                                                                       --------             -------


See notes to consolidated financial statements (unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period and the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. Certain net investment income and realized capital loss amounts which were reported to Frontier by a limited partnership in the first nine months of 1994 have been reclassified to reflect the accounting treatment applied to them at year-end 1994.

3. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

4.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements as follows:


Declaration         Record      Payment         Type of             Cash     Number of
    Date             Date        Date          Dividend             Paid    Shares Issued
-----------         ------      -------        --------             ----    -------------
                                                                       (in thousands)
08/11/94            09/30/94    10/20/94    $.12 per share cash    $1,562       N/A
11/22/94            12/30/94    01/19/95    $.12 per share cash    $1,558       N/A
03/16/95            03/31/95    04/20/95    $.12 per share cash    $1,566       N/A
05/18/95            06/30/95    07/20/95    $.12 per share cash    $1,567       N/A
08/17/95            09/29/95    10/19/95    $.12 per share cash    $1,567       N/A


5. At September 30, 1995 and 1994, respectively, options to purchase 325,569 and 228,501 shares of Common Stock, at per share exercise prices ranging from $7.87 to $30.58, were outstanding under the Company's stock option plans (the "Plans"). Options to purchase 112,959 and 98,739 shares of Common Stock were exercisable at September 30, 1995 and September 30, 1994, respectively, under the Plans.

     During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 375,000 and 67,500 shares, respectively, of the Company's Common Stock at $50.00 per share at any time through December 31, 1999, which options were outstanding at September 30, 1995.

     The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends and stock splits. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

6. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended September 30, 1995 and 1994, such earned commissions accrued were $(505,000) and $65,000, respectively. During the nine months ended September 30, 1995 and 1994, such earned commissions accrued were $(434,000) and $(240,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

7. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended September 30, 1995 and 1994, claims adjusting operating expenses included with underwriting and other expenses amounted to $43,000 and $89,000, respectively. During the nine months ended September 30, 1995 and 1994, claims adjusting operating expenses included with underwriting and other expenses amounted to $164,000 and $265,000, respectively.

8. The components of the net reinsurance recoverables balances in the accompanying balance sheets are as follows:

                                                    September 30, 1995      December 31, 1994
                                                    ------------------      -----------------
                                                                (in thousands)

     Ceded paid losses recoverable                         $  5,103               $  3,946
     Ceded unpaid losses and LAE                             63,644                 49,435
     Ceded unearned premiums                                  5,179                  3,885
     Ceded reinsurance payable                                 (556)                (2,487)
                                                            -------               --------
                     TOTAL                                  $73,370                $54,779
                                                            -------               --------
                                                            -------               --------



     The  reinsurance   ceded   components  of  the  amounts   relating  to  the
     accompanying income statements are as follows:

                                                            Nine Months Ended September 30
                                                            ------------------------------
                                                              1995              1994
                                                              ----              ----
                                                                  (in  thousands)
     Ceded premiums earned                                   $29,862          $14,754
     Ceded incurred losses                                   $17,631          $16,871
     Ceded incurred LAE                                      $ 9,102          $ 2,476


     The effect of reinsurance on premiums written and earned at September 30, 1995 and 1994 was as follows:

                                       Nine Months Ended September 30
                             ---------------------------------------------------
                                        1995                       1994
                                     Premiums                    Premiums
                             ---------------------         ----------------------
                             Written        Earned         Written         Earned
                             -------        ------         -------         ------
                                               (in thousands)
     Direct                $ 200,315       $ 171,184       $ 147,364       $ 120,327
     Assumed                     523             745           2,172           3,353
     Ceded                   (31,482)        (29,862)         (9,230)        (14,754)
                           ---------       ---------        --------       ---------
     Net                   $ 169,356       $ 142,067       $ 140,306       $ 108,926
                           ---------       ---------        --------       ---------
                           ---------       ---------        --------       ---------

9. On June 29, 1995, the Company obtained a 4-1/2 year, $35 million line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.875% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997 and 1998, and expires at the end of 1999. The Company has no other outstanding debt.

10. At June 30, 1995, the Company had completed its capital contribution of $45 million to the capital and surplus of Frontier Insurance Company, its primary operating subsidiary, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan. The capital contribution was to fund projected future growth and to retain Frontier Insurance Company's A-rating with A.M. Best.

11. On November 2, 1995, the Company announced that it had acquired the realtors, errors and omissions book of business from Bankers Multiple Line Insurance Company. The purchase price was $400,000 with $200,000 remitted the date of closing, and an additional $200,00 due January 15, 1997, with downward adjustments possible if certain commitments are not kept. The personnel of this Company involved in placing and servicing the acquired business have become employees of the Company and will continue to operate from their location in Louisville, Kentucky.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                            Three Months     Increase (Decrease)
                                         Ended September 30,     1994 to 1995
                                        -------------------  -------------------
                                             1995    1994      Amount        %
                                             ----    ----      ------       --
                                              (dollar amounts in thousands)
Medical malpractice (including
 dental malpractice)                      $22,772   $20,230    $2,542      12.6
General liability                          13,152     7,703     5,449      70.7
Surety                                      9,818     8,255     1,563      18.9
Workers' compensation                       2,207     3,370    (1,163)    (34.5)
Other                                       1,924     1,870        54       2.9
                                          -------   -------    ------
Total                                     $49,873   $41,428    $8,445      20.4
                                          =======   =======    ======


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                 Statutory Combined Ratio    GAAP Combined Ratio
                                 ------------------------    -------------------
                                     Three Months               Three Months
                                    Ended September 30,      Ended September 30,
                                 ------------------------    -------------------
                                    1995       1994           1995      1994
                                    ----       ----           ----      ----

Losses                              47.2%      87.7%         47.2%     87.6%
Loss adjustment expenses (LAE)      13.5       16.2          14.0      16.8
                                    ----      -----          ----     -----
Losses and LAE                      60.7      103.9          61.2     104.4
Acquisition, underwriting and other
 expenses                           29.8       25.7          31.0      30.9
                                    ----      -----          ----     -----
Total combined ratio                90.5%     129.6%         92.2%    135.3%
                                    ====      =====          ====     =====

A variety of factors accounted for the 20.4% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, partially offset by a decrease in workers' compensation business, particularly the cotton gin program, and by the earned premiums ceded under the Company's aggregate excess of loss reinsurance contract effective January 1, 1995, pursuant to which 14% of earned premium for all lines of business, except bail, customs, license and permit, and miscellaneous surety bonds is ceded.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the program for psychiatrists, greater penetration of the Ohio physician market, growth in the dental program endorsed by the Academy of General Dentistry, and rate increases in Florida and other geographic areas.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, and alarms and guards, pest control and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella and in the crane operator liability programs.

Growth in surety net premiums earned continued in 1995, primarily attributable to expanded writings of license and permit bonds, with bonds for small contractors, miscellaneous bonds, and bail bonds also showing substantial percentage increases.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins, caused by a weather-related reduction in the cotton crop, decreases in other smaller
programs  due  to  the  Company's   decision  not  to  renew   accounts   deemed
unprofitable, and decreased required participation in the National Workers' Compensation Reinsurance Pools. These decreases were partially offset by increases in workers' compensation premiums in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and the recent start-up of the earthquake program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 50.7% due principally to increases in investable assets resulting from the proceeds of the $25 million borrowing under a line of credit facility, cash inflow from regular operations, and as a result of the 1994 reclassification of previously reported realized capital losses to net investment income, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 65.7% due to the aforementioned increase in net investment income and the realization of capital gains compared to capital losses realized in the 1994 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.4% from 6.6%, primarily as the result of an increase in the proportion of tax-advantaged securities to taxable securities held, compounded by generally lower interest rates available for funds invested in 1994 and early 1995, including funds from higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, increased to 5.5% from 5.4%, primarily as a result of generally higher interest rates available for funds invested in the 1995 quarter, partially offset by higher yielding investments coming to maturity or being called for redemption as described above.

Gross  claims  adjusting  income  decreased  60.5%  primarily  as a result  of a
decrease  in  claim  services   provided  to  outside   companies,   principally
Markel/Rhulen.


Total revenues increased 25.1% as a result of the above.

Total expenses decreased by 17.1% compared to the 20.4% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") decreased 29.5% as a result of a 35.2% decrease in losses, partially offset by a 0.4% increase in LAE. The decrease in losses was attributable to the one-time addition of $17.5 million to the 1994 loss reserves in medical malpractice business in Florida. This decrease was augmented by the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 66% for the 1995 accident year. The 0.4% increase in LAE resulted from the increase in loss and LAE ratios, partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. The decrease in losses and LAE resulted in a loss and LAE component of the GAAP Combined Ratio 43.2 percentage points lower than in the comparable 1994 period. The 42.0% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premium. The 0.1% increase in underwriting, other expenses and interest expense was primarily the result of the interest expense associated with the borrowings under a line of credit facility, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, and salary increases, offset by a decrease in policyholder dividends. Since the non-claim related expenses increased at a percentage rate greater than that of earned premiums, the non-claim related component of the GAAP Combined Ratio was 0.3 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio decreased by 43.1 percentage points to 92.2% as a result of the above.

The foregoing changes resulted in income before income taxes of $11.6 million for the 1995 quarter, a 220.2% increase from the comparable 1994 quarter. Net income for the period increased by $13.3 million, or 262.3%. The comparative results were significantly impacted by the $17.5 million addition to loss reserves in the third quarter of 1994 reflected above, which resulted in a $5.1 million loss in that quarter.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                        Nine Months       Increase (Decrease)
                                    Ended September 30,        1994 to 1995
                                    -------------------    ------------------
                                         1995       1994      Amount       %
                                         ----       ----      ------     ---
                                        (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                 $ 64,344  $ 52,253     $12,091      23.1
General liability                        35,079    18,263      16,816      92.1
Surety                                   29,160    20,870       8,290      39.7
Workers' compensation                     7,996    13,066      (5,070)    (38.8)
Other                                     5,488     4,475       1,013      22.6
                                       --------  --------     -------
      Total                            $142,067  $108,927     $33,140      30.4
                                       ========  ========     =======

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                 Statutory Combined Ratio   GAAP Combined Ratio
                                 ------------------------   -------------------
                                        Nine Months             Nine Months
                                    Ended September 30,     Ended September 30,
                                 ------------------------   -------------------
                                      1995      1994         1995      1994
                                      ----      ----         ----      ----
Losses                                47.5%     60.4%        47.5%     60.4%
Loss adjustment expenses (LAE)        13.4      14.9         14.0      15.6
                                      ----      ----         ----      ----
Losses and LAE                        60.9      75.3         61.5      76.0
Acquisition, underwriting and other
expenses                              30.3      26.9         31.5      29.6
                                      ----     -----         ----     -----
Total combined ratio                  91.2%    102.2%        93.0%    105.6%
                                      ====     =====         ====     =====


A variety of factors accounted for the 30.4% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, partially offset by a decrease in workers' compensation business, particularly the cotton gin program, and by the earned premiums ceded under the Company's aggregate excess of loss reinsurance contract effective January 1, 1995, pursuant to which 14% of earned premium for all lines of business, except bail, customs, license and permit, and miscellaneous surety bonds is ceded.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the program for psychiatrists, greater penetration of the Ohio physician market, growth in the dental program endorsed by the Academy of General Dentistry, and rate increases in Florida and other geographic areas.


Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, and alarms and guards, pest control and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella and in the crane operator liability programs.


Growth in surety net premiums earned continued in 1995, primarily attributable to expanded writings of license and permit bonds, with bonds for small contractors, miscellaneous bonds, and bail bonds also showing substantial percentage increases. The increase in license and permit bonds was primarily attributable to the Company's acquisition in April 1994 of the license and permit bond business of a California insurance agency.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins caused by a weather-related reduction in the cotton crop, and decreases in other smaller programs due to the Company's decision not to renew accounts deemed unprofitable, and because of decreased required participation in the National Workers' Compensation Reinsurance Pools. These decreases were partially offset by increases in workers' compensation premiums written in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and the recent start-up of the earthquake program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 20.8% due principally to increases in investable assets resulting from the proceeds of the $25 million borrowing under a line of credit facility, the January 1995 commutation of certain medical malpractice reinsurance treaties, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 31.5% due to the aforementioned increase in net investment income and a decrease in realized capital losses. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.5% from 6.6%, primarily as the result of an increase in the proportion of tax-advantaged securities to taxable securities held, compounded by generally lower interest rates available for funds invested in 1994 and early 1995, including funds from higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 5.4% from 5.5%, primarily as a result of generally lower interest rates available for funds invested in 1994 and early 1995, and higher yielding investments coming to maturity or being called for redemption as described above.

Gross  claims  adjusting  income decreased  49.8%  primarily  as a  result  of a
decrease  in  claim   services  provided  to   outside  companies,   principally
Markel/Rhulen.

Total revenues increased 30.4% as a result of the above.

Total expenses increased by 15.0% compared to the 30.4% increase in net premiums earned. Losses and loss adjustment expenses ('LAE') increased by 5.5% as a result of a 2.5% increase in losses and a 17.3% increase in LAE. The increase in losses was substantially lower than that for net premiums earned as a result of the one-time addition of $17.5 million to the 1994 loss reserves in medical malpractice business in Florida, partially offset by carrying higher loss and LAE ratios to premiums earned for 1995 business, recoveries under the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 66% for the 1995 accident year, and to subrogation recoveries in the surety line of business in excess of expectations. The 17.3% increase in LAE resulted from the increase in loss and LAE ratios, partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. Due to the disproportionate relationship of losses and LAE to earned premium, the loss and LAE component of the GAAP Combined Ratio was 14.5 percentage points lower than in the comparable 1994 period. The 58.8% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premium. The 8.1% increase in underwriting, other expenses and interest expense was primarily the result of the interest expense associated with the borrowing under a line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility, and salary increases, partially offset by a decrease in policyholder dividends. Since the non-claim related expenses increased at a percentage rate more than that of earned premiums, the non-claim related component of the GAAP Combined Ratio was
1.9 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio decreased by 12.6 percentage points to 93.0% as a result of the above.

The foregoing changes resulted in income before income taxes of $31.1 million for the nine months ended 1995, a 204.3% increase from the comparable 1994 period. Net income for the period increased by $13.9 million, or 155.0%. The comparative results were significantly impacted by the $17.5 million addition to loss reserves in the third quarter of 1994 reflected above, which resulted in a lower net income for the 1994 period.

Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures of the Company's subsidiaries are for payment of losses and LAE, operating expenses, commissions, and dividends to shareholders and policyholders.

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

At September 30, 1995, the Company's $735.6 million in total assets were comprised of the following: 70.2% cash and investments, 10% net reinsurance recoverables, 7.5% premiums receivable, 3.8% home office building and equipment, 6.2% deferred expenses (federal income taxes and policy acquisition costs), and 2.3% other assets.

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1995:

                                                                                            AMOUNT
                                                                              MARKET     REFLECTED ON     PERCENT OF
                           S&P'S/MOODY'S RATING                               VALUE      BALANCE SHEET    PORTFOLIO
                           ---------------------                             --------    -------------    ----------
                                                                                  (DOLLAR AMOUNTS IN THOUSANDS)

AAA/Aaa (including U.S. Treasuries of $33,745)                               $279,775       $280,069         60.9
AA/Aa                                                                          79,770         79,194         17.2
A/A                                                                            76,594         75,789         16.5
BBB/Baa                                                                        24,329         24,606          5.4
All other                                                                          20             20          0.0
                                                                             --------    -------------      -----
     Total                                                                   $460,488       $459,678        100.0%
                                                                             --------    -------------      -----
                                                                             --------    -------------      -----

Cash flow generated from operations for the nine-month periods ended September 30, 1995 and 1994 was $74.3 million, and $49.9 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the nine-month periods ended September 30, 1995 and 1994 were $4,700,000 and $4,419,000, respectively.

In January 1995, Frontier Insurance's medical malpractice reinsurers agreed to a commutation of the 1991 treaty year, resulting in the receipt of $3.9 million in cash and a concomitant increase in reserves for unpaid losses and LAE.

On June 29, 1995, the Company obtained a 4-1/2 year, $35 million line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.875% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997 and 1998, and expires at the end of 1999. The Company has no other outstanding debt.

As a result of a  review  by AM  Best of Frontier Insurance Company's A- (Excel-
lent) rating, the Company agreed with AM Best to make a $45 million capital infusion to Frontier Insurance Company by June 30,1995 in order to fund its projected growth and retain its A- rating. At June 30, 1995 the Company had completed the $45 million capital infusion, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan.

On November 10, 1994, the Company announced a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock from time to time in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. The program authorizes the purchase of up to 1,000,000 shares at such times and prices as the Company deems advantageous. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Through December 31, 1994, the Company had purchased 35,400 shares at a cost of $654,000, and during the first quarter of 1995 an additional 6,000 shares were purchased at a cost of $133,485; such 41,400 purchased shares are held as treasury shares.

Reinsurance

Frontier has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ('Centre Re') for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. During 1995, the Company ceded 14% of the earned premiums from the covered lines of business to Centre Re.

Litigation with the State of New York

In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ('SUNY') medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest court, the New York Court of Appeals. Oral argument before the Court of Appeals was held on October 18, with a decision expected by the end of 1995. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor. Due to the continuing litigation, the Company is unable to project at this time the ultimate outcome or quantify possible favorable effects on the Company's financial position. The Company believes the above-referenced decisions are controlling precedents and that it may benefit economically by not being responsible for certain claims against SUNY physicians for whom it presently carries reserves and may also be entitled to reimbursement for certain claims previously paid.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
        Not applicable.
Item 2. Changes in Securities
        Not applicable.
Item 3. Defaults upon Senior Securities
        Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable.
Item 5. Other Information

        On November 2, 1995, the Company announced that it had acquired the realtors, errors and omissions book of business from Bankers Multiple Line Insurance Company. The purchase price was $400,000 with $200,000 remitted the date of closing, and an additional $200,000 due January 15, 1997, with downward adjustments possible if certain commitments are not kept. The personnel of this Company involved in placing and servicing the acquired business have become employees of the Company and will continue to operate from their location in Louisville, Kentucky.

Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits.
           None.
        b. Reports on Form 8-K.
           None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 13, 1995	        Frontier Insurance Group, Inc.
	  			                  (Registrant)




	  		       By: /s/ Dennis F. Plante
                                   ---------------------------------------------
	  			   Dennis F. Plante
	  			   Senior Vice President - Finance and Treasurer (Principal Financial and Accounting Officer
	  			     and Duly Authorized Officer)