Form 10-K
period 1995-12-31
FRONTIER INSURANCE GROUP INC
filed 1996-04-01
CIK 797496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended December 31, 1995
                                       OR
            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

       Registrant's telephone number, including area code: (914) 796-2100
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
          Title of Each Class                              on which Registered
         --------------------                             ----------------------
      Common Stock, $.01 par value                       New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [x] Yes           [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $344,416,100 on March 25, 1996, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 25, 1996, was 13,068,205.

                      Documents incorporated by reference:
                                      None

 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report, on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in the Annual Report.

                              -------------------
                                     PART I
Item 1.  Business.

General

The Company is an insurance holding company which, through its five wholly-owned subsidiaries, Frontier Insurance Company ("Frontier Insurance"), Medical Professional Liability Agency, Ltd. ("Med Pro"), Pioneer Claim Management, Inc. ("Pioneer"), Frontier Pacific Insurance Company ("Frontier Pacific," formerly Contractors' Surety Company), Spencer Douglass Insurance Associates ("SDIA") and its 50% ownership of Douglass/Frontier LLC ("Douglass/Frontier"), conducts business as a specialty property and casualty insurer and reinsurer, and performs claims adjusting and management services. Frontier Insurance, the Company's principal insurance company subsidiary, commenced business in August 1966, and was acquired by the Company in April 1986. Med Pro, which underwrites the majority of the Company's medical and dental malpractice programs, commenced business in July 1986 and was acquired by the Company in June 1987. Pioneer, which performs claims adjusting and claims management services for the Company's insurance lines, was organized and commenced business in October 1989 as the successor to a claims adjusting company. Frontier Pacific, the Company's California insurance company subsidiary, commenced business in December 1982, was acquired by Frontier Insurance in October 1991, and changed its name from Contractors' Surety Company in September 1993. SDIA was acquired by the Company in April 1994 and is involved in placing and servicing license and permit bond business in California and other western states. Douglass/Frontier was formed as a joint venture in May 1995 and is involved in placing and servicing bail bond business.

The Company's underwriting strategy is to identify niche markets or programs that are unattractive to other insurers due to the limited potential market or perceived excessive risks, which the Company believes afford favorable opportunities for profitability due to limited potential competition and the Company's innovative underwriting and value added services, principally risk management, coverage enhancements and specialized claims management. The Company underwrites specialty niche market programs, including medical and dental malpractice for physicians, social service care providers, alternative risk physicians, psychiatrists, chiropractors, and dentists, predominantly in New York, Florida, Illinois, Ohio, and Massachusetts. The Company also underwrites a variety of specialty programs under general liability, workers' compensation, surety bonds for small contractors, contractor license bonds, license and permit bonds, bail bonds, custom bonds and other miscellaneous lines. The medical and dental malpractice programs are currently produced on a direct basis through Med Pro and are also marketed, together with all other lines, through a network of independent general agents and retail brokers.

Frontier Insurance is licensed as a property and casualty insurer in 49 states, the District of Columbia, Puerto Rico and the Virgin Islands, and is rated A- (Excellent) by A.M. Best Company, Inc. Additionally, Standard & Poor's Insurance Rating Services has given Frontier Insurance an Insurer Claims-Paying Ability Rating of A+ (Excellent). Frontier Pacific is licensed in California and Nevada and is rated A-

(Excellent) by A.M. Best. A.M. Best's and Standard & Poor's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

The  following  chart  provides  examples  of  typical  niche   markets/programs
underwritten by the Company for specific types of customers:



Customer Type                      Coverage/Line of Business              Hypothetical Claim
- -------------                      -------------------------              ------------------
Doctors and dentists               medical malpractice                    patient injured

Cattle feedlot operators           general liability, workers'            worker injured on
                                   compensation                           the job

White water raft operators         general liability                      rafter injured
                                                                          through operator's
                                                                          negligence

Social service agencies            medical malpractice, general           client  sues agency or
                                   liability, fire                        professional

Crane operators                    general liability                      crane damages a third
                                                                          party's property

Alarm installers                   general liability                      house is burglarized
                                                                          through faulty alarm
                                                                          installation

Small-construction contractors     surety bonds                           electrician or plumber
                                                                          fails to complete job

Self-Insured Employer              general liability                      workers' compensation
                                                                          loss exceeds
                                                                          employers' self-insured
                                                                          retention

U.S. Customs                       customs bonds                          importer fails to pay duty

California businesses              earthquake (difference in conditions)  earthquake damage
                                                                          to building disrupts
                                                                          operations

Insurance Lines

The following table sets forth the gross and net premiums by principal lines of insurance written by the Company and the related percentages of the total such premiums represented thereby for the year ended December 31, 1995:

                                                        Year Ended December 31, 1995
                                             --------------------------------------------------
                                             Gross Premiums Written         NetPremiums Written
                                             ----------------------         -------------------
                                              Dollars   Percentage          Dollars  Percentage
                                              -------   ----------          -------  ----------
                                                       (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice and social services)   $117,431       44.4%           $99,382     45.0%
General liability                              69,713       26.4             56,872     25.8
Surety                                         49,279       18.6             43,545     19.7
Workers' compensation                          11,616        4.4              9,933      4.5
Other                                          16,275        6.2             11,025      5.0
                                             --------       ----            -------    -----
    Total                                    $264,314      100.0%          $220,757    100.0%
                                             ========      =====           ========    =====

Medical Malpractice

The Company commenced underwriting medical malpractice insurance in 1981 under programs developed for physicians with varied practices, including part-time physicians, internists, physicians and other health care professionals providing medical services to clients of social service care facilities (mental health, home care, etc.), family practitioners, psychiatrists, chiropractors, dermatologists, and other specialists. Physicians covered under the Company's programs generally must be members of a national, state, or county society for their particular specialty and must limit their practice to such specialty, or be employed by a social services care facility, or be in practice or employed on a part-time basis. The Company has implemented strict underwriting guidelines in an attempt to screen-out undesirable risks and reduce its exposure. The Company's medical malpractice insurance is written on both an occurrence and a claims made basis predominantly in New York, Florida, Illinois, Ohio, Texas, and Massachusetts. Additionally, the Company markets a specialty program for physicians unable to obtain traditional malpractice coverage as a result of excessive malpractice claims, professional disciplinary proceedings and/or drug or alcohol abuse. Coverage under this program is written with a deductible and is priced substantially higher than the Company's standard medical malpractice programs.

At December 31, 1995, approximately 17,400 physicians were insured by the Company, of whom 700, or 4%, were employed as faculty members at medical schools of the State University of New York ("SUNY"), 9,700, or 55.8%, were physicians who were members of 19 medical associations which endorsed or approved the Company's medical malpractice insurance program, and 7,000, or 40.2% were physicians and other health care professionals providing medical services covered by the Company's social services care insurance program. Since December 31, 1990, the number of SUNY physicians insured by the Company has decreased by approximately 330, attributable to increased competition and other factors, including a 1990 decision by the New York State Court of Claims relating to SUNY physicians in favor of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation with the State of New York."

Dental Malpractice

In August 1987, the Company commenced underwriting dental malpractice insurance for dentists viewed by the Company as preferred risks. Dentists who practice oral surgery or who utilize anesthesia to render their patients unconscious are, among others, not viewed as preferred risks and, accordingly, are not eligible for coverage. As with medical malpractice, the endorsement of related professional organizations is a key element in marketing, which the Company benefited significantly from the endorsement in 1994 by the Academy of General Dentistry. Dental malpractice is written by the Company predominantly in New York, Florida, and Ohio. At December 31, 1995, approximately 3,500 dentists were insured by the Company under its dental malpractice program.

Surety
The Company directly underwrites surety bonds for small contractors, customs bonds, contractor license bonds, bail bonds, license and permit bonds, and self-insured workers' compensation bonds.

General Liability

The Company underwrites general liability coverages for day care centers, crane operators, white water rafting, health and social services programs, pest control operators, fire protection equipment dealers and installers, security guards, excess workers' compensation/employer's liability for self-insured employers, and a variety of other programs. Further, the Company underwrites umbrella coverage up to $5,000,000 over an underlying $1,000,000 general liability coverage. Although the Company believes that the classes of insurance which it underwrites have no material exposure to environmental pollution claims, there can be no such assurance in view of the expansion of liability for environmental claims in recent litigation.

Workers' Compensation

The Company underwrites workers' compensation coverage for cotton gins, jockeys, feed lots, and other specialty niches. Additionally, the Company assumes workers' compensation business as a result of its required participation in the National Workers' Compensation Reinsurance Pool and other residual market mechanisms. Due to adverse underwriting results, the Company discontinued all workers' compensation business in 1993 except its cotton gin and feedlot programs in Texas, its New Jersey jockey program, and its social services program.

Other

The  Company  underwrites  other  lines  of  insurance,   including   commercial
multi-peril, inland marine, property, and excess of loss group accident and health.

Reinsurance

During 1993 and 1994, the Company assumed no reinsurance from unaffiliated companies other than that derived from its required participation in residual market pools such as the National Workers' Compensation Reinsurance Pool. See "Business--Relationship with Markel/Rhulen" for reinsurance formerly assumed under a reinsurance pooling arrangement. In conjunction with the acquisition of a book of realtors' E&O business in 1995 from Bankers Multiple Line Insurance
Company ("BMLIC"), the Company is reinsuring certain policies issued by BMLIC until such time as the policies can be directly written by the Company.

Effective January 1, 1995, the Company entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, bid, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for that accident year, or $162,500,000 in the aggregate for the three years. The additional reinsurance coverages described below are underlying reinsurance coverages which inure to the benefit of this stop loss contract.

Effective July 15, 1995, the Company implemented a reinsurance program, for its commercial DIC (Difference in Condition) earthquake program. The program is reinsured by twenty-six reinsurers through a per risk excess of loss agreement and four layers of inuring catastrophe reinsurance. The Company retains $50,000 per risk, $2,500,000 per occurrence. The catastrophe layers attach at $2,500,000 per occurrence up to $40,000,000 per occurrence and allow one full reinstatement per year.

Effective January 1, 1996, the Company entered into a clash reinsurance agreement with Mutual Assurance, Inc., the Doctors' Insurance Company, and Reliance Insurance Company, with respect to its medical malpractice business. Under the terms of the agreement, reinsurance is provided for occurrences involving multiple physicians for $3,000,000 excess of $2,000,000 per occurrence, subject to an aggregate of $6,000,000.

The majority of the Company's business is reinsured by Swiss Reinsurance America Corporation, and its umbrella liability business by Munich American Reinsurance Company. Effective January 1, 1996, the Company reinsured its medical malpractice business with Mutual Assurance, Inc., The Doctors' Insurance Company, and Reliance Insurance Company.

Munich American Reinsurance Company is currently rated A+ (Superior), and Centre Reinsurance Company of New York and Swiss Reinsurance America Corporation are currently rated A (Excellent) by A.M. Best Company, Inc.

The following table is a summary of the maximum amount of loss typically retained and ceded by Frontier Insurance and Frontier Pacific as of January 1, 1996 (exclusive of facultative reinsurance and in 1995 the Centre Re stop loss contract):

                                          Maximum Retained Loss          Maximum Ceded Loss
                                             Per Occurrence/               Per Occurrence/
                                            Risk/Principal (1)            Risk/Principal (1)
                                          ---------------------          -------------------
                                                  (dollar amounts in thousands)
Property lines                                 $  200                        $   800
Casualty lines (excluding medical
  malpractice, health specialties,
  and social services)                          1,000                          1,000
Medical malpractice, health
  specialties and social services               1,000 (2)                      1,000
Workers' compensation                           1,000                          2,000
Surety                                          1,000 (3)(6)                   4,000 (3)(6)
Custom bonds                                    3,000 (4)                       N/A
Umbrella liability                              1,000                          4,000
Group accident and health                         250                            750
Excess workers' compensation/
  employers' liability                          1,000 (5)                      9,000 (5)
Earthquake`                                     2,500                         37,500

- --------------
(1) Amounts presented represent those amounts which are generally the maximum retained or ceded by the Company, but which are occasionally exceeded.

(2) Maximum retained loss amount of $1,000,000 relates only to losses on policies effective during 1994 and reinsurance ceded treaty years 1985 through 1991 which have been commuted. For all other years, the maximum retained loss per occurrence is $500,000. On a very limited basis, the maximum retained loss per occurrence is $2,000,000.

(3) A limited number of bonds were written in which the maximum retained loss per principal was $9,000,000, and the maximum ceded loss was $4,000,000.

(4) Amount indicated is the maximum face amount (limit) on the bond issued, which represents the value of goods being imported that are subject to U.S. Customs duty. The actual exposure to the Company is the amount of any unpaid duty on the goods imported, which is generally approximately 15% of the face value of the goods, and any penalties associated with the late payment of the duty.

(5) Subject to a catastrophe retention of $3,000,000 per occurrence and a maximum ceded loss of $40,000,000 per occurrence.

(6) Effective December 1, 1995, two layers of excess reinsurance were added for a maximum limit of $20 million per principal on a direct basis, $4.1 million on a net basis.

Marketing

The Company relies on multiple distribution channels to market its insurance products. Medical malpractice and dental malpractice insurance are produced on a direct basis by Med Pro and by independent brokers and agents. License and permit bonds are marketed directly by Frontier Pacific and SDIA, and through independent brokers and agents. Bail bonds are produced by Douglass/Frontier through a nationwide network of bail bondsmen.

The Company relies primarily on independent insurance agencies and insurance brokerage firms to generate sales of its remaining lines of business. General liability, workers' compensation, multi-peril and property policies are produced through general agents, principally in California, Florida, New Jersey, New York, Pennsylvania, and Texas, and selected small agencies in New York on a brokerage basis. Surety bonds for small contractors are produced through independent insurance agents acting as retail brokers and general agents and several small insurance companies which also act as reinsurers on the business they produce. Custom bonds are produced through a specialty agency in New York which derives the business from a nationwide network of customs brokers located in the various ports of entry.

The following tables set forth the gross and net premiums written produced by major agency or brokerage sources during the three years ended December 31, 1995:


                                                     Year Ended December 31
                                                     ----------------------
                                       1995                    1994                    1993
                               -------------------    ---------------------      ------------------
                               Premiums   Percent     Premiums      Percent      Premiums  Percent
                               Written    of Total     Written     of Total      Written   of Total
                               --------   --------    --------     --------      --------  --------
                                                  (dollar amounts in thousands)
GROSS PREMIUMS
- --------------
  Internal  (Med Pro, SDIA,
     BMLIC, Douglass/Frontier
    and Frontier Pacific)     $ 56,118      21.3%      $ 48,099       24.2%      $ 52,058    35.0%
  Markel/Rhulen (1)                 68       0.0          1,825        0.9         13,860     9.3
  Cornwall & Stevens             2,160       0.8          7,013        3.5          9,761     6.6
  All others                   205,968      77.9        141,955       71.4         73,071    49.1
                              --------     -----       --------      -----       --------  ------
  Total                       $264,314     100.0%      $198,892      100.0%      $148,750   100.0%
                              ========     =====       ========      =====       ========   =====

NET PREMIUMS
- ------------
  Internal  (Med Pro, SDIA,
     BMLIC, Douglass/Frontier
     and Frontier Pacific)    $ 49,126      22.3%      $ 47,050       25.1%      $ 41,746    35.1%
  Markel/Rhulen (1)                 57       0.0            577        0.3          5,025     4.2
  Cornwall & Stevens             1,804       0.8          6,708        3.6          8,769     7.4
  All others                   169,770      76.9        132,953       71.0         63,279    53.3
                              --------     -----       --------      -----       --------   -----
  Total                       $220,757     100.0       $187,288      100.0%      $118,819   100.0%
                              ========     =====       ========      =====       ========   =====

  (1) See "Business--Relationship with Markel/Rhulen."

Other than as reflected above, no producer accounted for 5% or more of the gross or net premiums written by the Company during the years indicated.

Relationship with Markel/Rhulen

Prior to October 1989, a significant portion of the Company's business was produced and underwritten by Rhulen Agency, Inc. ("Rhulen") which on October 1, 1989, sold substantially all of its insurance operations to Markel Services, Inc. ("Markel/Rhulen"), a subsidiary of Markel Corporation. Concurrent with Rhulen's sale of its insurance operations to Markel/Rhulen the Company entered into an agency agreement with Markel/Rhulen, substantially similar to the prior agency agreement between the Company and Rhulen. In addition, the Company and Markel/Rhulen entered into an insurance placement agreement whereby Markel/Rhulen agreed to use its best efforts to place insurance and reinsurance with the Company through September 1992, in the amount, of the type and in the proportions previously placed by Rhulen. Incidental to the placement agreement, a series of reinsurance agreements were established which, when aggregated, functioned as a reinsurance pooling arrangement ("pooling") for certain specialty programs produced and underwritten by Markel/Rhulen. Under this pooling, the Company assumed reinsurance from Munich Reinsurance Company (U.S. Branch) and ceded reinsurance to Insurance Company of Evanston, Munich American Reinsurance Company and Munich Reinsurance Company (U.S. Branch). The Company's agency and insurance placement agreements with Markel/Rhulen expired September 30, 1992 and were not renewed, and the pooling arrangement was terminated.

Under the terms of an agreement effective October 1, 1992, the Company acquired for $1,680,000 in commissions, of which one-half was paid in 1992 and the balance in 1993, the rights to certain program insurance business previously underwritten by Markel/Rhulen and insured by the Company. Under this agreement, the Company continued to issue policies to insure the remaining risks in programs originally produced and underwritten by Markel/Rhulen through October 1994 where Markel/Rhulen did not have its own insuring facility and provided such risks were 100% reinsured through a reinsurance facility arranged and guaranteed by Markel/Rhulen; since October 1992, such risks have been reinsured with Insurance Company of Evanston to which the Company cedes 100% of the risks and premiums. See "Business-Insurance Lines-Reinsurance." Under this same agreement, the Company and Markel/Rhulen agreed not to compete for two years (until October 1994) with respect to the program business each retained.

Operating Ratios
- ----------------
Statutory Combined Ratio

The statutory combined ratio is the traditional measure of underwriting experience for insurance companies. Generally, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

The following table reflects the consolidated statutory loss ratios, expense ratios and combined ratios of the Company's primary insurance operating subsidiaries, Frontier Insurance and, beginning October 1, 1991, Frontier Pacific, determined in accordance with statutory accounting practices, together with the property and casualty industry-wide statutory combined ratios after policyholders' dividends as compiled by the Insurance Information Institute, for the years indicated:

                                                           Year Ended December 31
                                               -----------------------------------------------
                                               1995       1994       1993      1992       1991
                                               ----       ----       ----      ----       ----
Loss ratio                                     60.0%      69.9%      66.4%     71.9%      70.3%
Expense ratio                                  31.5       27.9       26.9      24.9       25.7
                                               ----      -----      -----     -----      -----
Combined ratio                                 91.5       97.8       93.3%     96.8%      96.0%
                                               ====      =====      =====     =====      =====
Industry combined ratio after
  policyholders' dividends                    105.3      109.4%     109.2%    115.7%     108.8%
                                              =====      =====      =====     =====      =====


Premium-to-Surplus Ratio

While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator, since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for Frontier Insurance and for Frontier Pacific for the years indicated:

                                                                 Year Ended December 31
                                                                 ----------------------
                                               1995      1994       1993       1992       1991
                                               ----      ----       ----       ----       ----
                                                        (dollar amounts in thousands)
Frontier Insurance:
  Net premiums written
    during the year                          $205,614  $179,058   $115,028   $113,508   $81,943
  Policyholders' surplus
    at end of year                           $171,362  $104,871   $101,418    $76,438   $64,130
  Ratio                                        1.20/1    1.71/1     1.13/1     1.48/1    1.28/1

Frontier Pacific:
  Net premiums written
    during the year                           $15,143    $8,230     $3,791     $2,740    $2,746
  Policyholders' surplus
    at end of year                            $17,155   $16,127    $15,108     $6,522    $5,767
  Ratio                                        0.88/1    0.51/1     0.25/1     0.42/1    0.48/1

Loss and LAE Reserves

Significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and its payment of such loss. Medical malpractice and general liability usually have a much longer period of time between occurrence of a loss and payment than property lines. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of amounts needed to pay claims and related expenses with respect to insured events which have occurred, including those not yet reported ("IBNR").

All claims are investigated, supervised and adjusted by personnel of Pioneer, which selects counsel and outside adjusting firms, if required, and monitors the case and approves any settlement. Any payment in excess of $50,000 requires approval by an officer of the Company. The Company believes claims management is critical to controlling the amount of paid losses, and has an internal staff of experienced claims adjusters and attorneys, assigned exclusively to managing and adjusting claims.

When a claim is reported, the Company's claims adjusting personnel establish a formula case reserve, which is based on historical average claim costs, for the estimated amount to be paid. As more pertinent information becomes available on a claim, adjusting personnel change the reserve from a formula reserve to a case basis reserve. This case basis reserve is an estimate of the amount of ultimate payment which reflects the informed judgment of such personnel, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Additionally, reserves are established by the Company on an aggregate basis to provide for IBNR losses and to maintain the overall adequacy of reserves. The Company also establishes a related loss adjustment expense ("LAE") reserve on an aggregate basis representing the estimated expense of settling claims, including legal and other fees and general expenses of administering the claims adjustment process with respect to reported and unreported losses. Virtually all of the Company's LAE is classified as allocated LAE as a result of its method of handling claims through Pioneer. The Company does not discount its reserves either on the basis of generally accepted accounting practices ("GAAP") or statutory accounting practices.

The reserves for losses and LAE are estimated using loss evaluations and actuarial projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, historical data are reviewed and consideration is given to the anticipated impact of various factors, such as legal developments, changes in social attitudes, and economic conditions, including the effects of inflation and anticipated subrogation recoveries with respect to the surety line of business. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases in reserves for insured events of prior years. Future adjustments, if any, will be reflected in the results of operations in the period in which recognized.

The following table sets forth a reconciliation of the beginning and ending loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1995:

                                                               Year Ended December 31
                                                      --------------------------------------
                                                      1995             1994             1993
                                                      ----             ----             ----
                                                               (amounts in thousands)
Reserves at beginning of year--
  net of reinsurance ceded                          $263,202         $216,486         $185,074
Provision for losses & LAE
  for claims occurring in
  the current year                                   126,764           97,044           74,267
Increase in reserves--loss portfolio
  transfer from BMLIC                                  5,500
Increase (decrease) in estimated
  losses & LAE for claims occurring
  in prior years                                      (7,514)          13,874            3,314
Loss & LAE payments for
  claims occurring during:
    Current year                                      13,052            7,216            7,869
    Prior years                                       80,507           56,986           38,300
                                                    --------         --------         --------
Net reserves at end of year                          294,393          263,202          216,486
Reinsurance recoverable on unpaid
  losses & LAE at end of year                         73,043           49,435           57,549
                                                    --------         --------         --------
Reserves at end of year--gross of
  reinsurance ceded                                 $367,436         $312,637         $274,035
                                                    ========         ========         ========

- --------------

The Company's net reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1994 were decreased in the following year by approximately $7,500,000, and at December 31, 1993 and 1992 the reserves were increased in the following year by approximately $13,900,000 and $3,300,000, respectively, for claims that had occurred on or prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior-year loss and LAE reserves.

The net $7,500,000 decrease in the prior years' reserves in 1995 was the result of favorable claims development on the general liability and worker's compensation lines and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development, is an increase in prior year's reserves of approximately $19,000,000 which was entirely offset by subrogation recoverable recognized in connection with a favorable court ruling in 1995. The significant increase in the reinsurance recoverable in 1995 is due to the change in the type of reinsurance from an aggregate claim excess of loss to a stop loss for the majority of the Company's losses.

The $13,900,000 increase in prior years' reserves in 1994 resulted from a $17,500,000 increase in the reserves attributable to adverse medical malpractice claims development in Florida from higher than anticipated dollar settlements and from redundancies in other lines. The 1993 deficiencies resulted principally from settling case-basis reserves for medical malpractice and workers' compensation exposures established in prior years for amounts that were greater than projected, net of redundancies for more recent years' claims.

 The following table reflects the Company's loss and LAE reserves development through December 31, 1995, for each of the preceding the ten years:


                                                           Year Ended December 31
                      ---------------------------------------------------------------------------------------------------
                       1985    1986     1987    1988     1989      1990      1991      1992      1993     1994       1995
                      -----    ----     ----    ----     ----      ----      ----      ----      ----     ----       ----
                                                       (amounts in thousands)
Reserves for unpaid
  losses & LAE      $12,867  $27,271  $43,813  $64,971  $92,384  $120,096  $161,263  $185,074  $216,486  $263,202  $294,393
Reserves reestimated
 at December 31:
  1 year  later      13,281   28,495   46,385   67,486   93,419   119,875   162,121   188,387   230,360   255,689
  2 years later      14,781   29,587   49,495   68,793   91,457   120,550   158,746   196,005   229,334
  3 years later      14,685   31,906   50,890   66,532   91,527   115,310   163,537   191,401        -
  4 years later      15,655   33,425   49,694   66,656   86,508   114,790   154,217        -         -
  5 years later      15,999   32,730   49,895   64,254   87,795   107,907        -         -         -
  6 years later      15,630   32,740   49,492   64,700   79,459        -         -         -         -
  7 years later      15,937   33,563   48,749   55,300       -         -         -         -         -
  8 years later      16,235   32,357   43,099       -        -         -         -         -         -
  9 years later      15,336   30,720       -        -        -         -         -         -         -
 10 years later      15,089       -        -        -        -         -         -         -         -
Cumulative redundancy
  (deficiency)       (2,232)  (3,449)     714    9,671   12,925    12,189     7,046    (6,327)  (12,848)    7,513
Cumulative amount of liability
 paid through December 31:
  1 year  later       2,308    3,760    6,208    9,611   16,823     8,129    41,486    38,300    56,986    80,507
  2 years later       3,858    7,477   12,946   20,006   13,230    35,864    62,175    74,113   113,471
  3 years later       5,167   11,953   20,339   11,196   32,987    45,973    80,888   112,017        -
  4 years later       6,845   16,605   14,902   24,825   39,166    58,043   104,672        -         -
  5 years later       9,098   12,916   24,426   30,919   50,406    74,659        -         -         -
  6 years later       8,156   18,466   27,766   39,664   61,276        -         -         -         -
  7 years later       9,719   20,999   32,372   47,784       -         -         -         -         -
  8 years later      11,186   23,259   38,271       -        -         -         -         -         -
  9 years later      11,874   27,412       -        -        -         -         -         -         -
 10 years later      11,874       -        -        -        -         -         -         -         -
Net Reserve - December 31                                                                      $216,486  $263,202  $294,393
Reinsurance Recoverables                                                                         57,549    49,435   $73,043
                                                                                               --------  --------  --------
Gross Reserve                                                                                  $274,035  $312,637  $367,436
                                                                                               ========  ========  ========

- --------------

The loss and LAE reserves of Frontier Insurance and Frontier Pacific, as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments, are identical with those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of inter-company transactions and except for a change resulting from the rescission by Frontier Insurance in April 1986 of an offer to assume reinsurance under a proposed treaty with another insurer which has been given retroactive effect herein but was not reflected in the statutory filing with the New York Insurance Department until the March 31, 1986 quarterly statement, thereby reducing the GAAP reserves at December 31, 1985, by $861,000 from the statutory reserves at such date. Further, at December 31, 1986, Frontier Insurance's loss and LAE reserves under GAAP were lower by $138,000 than its 1986 statutory reserves as a result of the revision of certain estimates with respect to liquor law liability claims.

Investments

Funds, including reserve funds, are invested until required for the Company's operations, subject to restrictions on permissible investments established by applicable state insurance codes. The Company's investment strategy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. The Company has retained Asset Allocation & Management Company and New England Asset Management, Inc., registered investment advisors which specialize in insurance company portfolio management, to provide investment advisory and related services to the Company pursuant to investment guidelines established by the Company.

The following table contains information concerning the Company's investment portfolio at December 31, 1995:

                                                                    December 31, 1995
                                                 ---------------------------------------------------
                                                                 Market    Amount Reflected  Percent
                                                 Cost(1)         Value     on Balance Sheet  of Total
                                                 -------         ------    ----------------  --------
                                                             (dollar amounts in thousands)
Available-for-sale securities
  Fixed maturity securities:
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies                 $ 29,602        $ 31,118       $ 31,118        5.7%
    Obligations of states and
      political subdivisions                     189,363         192,906        192,906       35.6
    Foreign governments                               20              20             20        0.0
    Corporate securities                         102,667         105,264        105,264       19.4
    Mortgage-backed securities
                                                 188,404         192,094        192,094       35.4
                                                --------        --------       --------      -----

       Total Fixed Maturity Securities           510,056         521,402        521,402       96.1

    Equity Securities                             20,132          21,024         21,024        3.9
                                                --------        --------       --------      -----

    Total available-for-sale-securities         $530,188        $542,426       $542,426      100.0%
                                                ========        ========       ========      =====



(1) Original  cost  of  equity  and  short-term  securities  and,  as  to  fixed
    maturities,   original   cost  reduced  by   repayments   and  adjusted  for
    amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1995:

                                                                    Amount Reflected     Percent
                                                          Market           on              of
S&P/Moody's Rating (1)                                    Value       Balance Sheet     Portfolio
- ----------------------                                    ------    ----------------    ---------
                                                              (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries of $14,726)          $318,000        $318,000          61.0%
AA/Aa                                                     90,188          90,188          17.3
A/A                                                       76,248          76,248          14.6
BBB/Baa                                                   36,699          36,699           7.0
All other                                                    267             267            .1
                                                        --------        --------         -----
    Total                                               $521,402        $521,402         100.0%
                                                        ========        ========         =====

- --------------

(1) Ratings are as assigned primarily by Standard & Poor's Corporation with remaining ratings as assigned by Moody's Investors Service Inc.

The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 1995:

                                                                    Amount Reflected    Percent
                                                          Market           on             of
Maturity                                                  Value       Balance Sheet    Portfolio
- --------                                                  ------    ----------------   ---------
                                                              (dollar amounts in thousands)
Due in one year or less                                $   5,614        $  5,614           1.1%
Due after one year to 5 years                             43,517          43,517           8.3
Due after five years to 10 years                         116,141         116,141          22.2
Due after 10 years                                       164,036         164,036          31.5
Mortgage-backed securities                               192,094         192,094          36.9
                                                        --------        --------         -----
           Total                                        $521,402        $521,402         100.0%
                                                        ========        ========         =====

The following table summarizes the Company's investment results for the five years ended December 31, 1995, calculated on the mean of total investments as of the first and last day of each calendar quarter:

                                                              Year Ended December 31
                                              ---------------------------------------------------
                                              1995        1994       1993         1992       1991
                                              ----        ----       ----         ----       ----
                                                       (dollar amounts in thousands)
Total net investment income                 $30,055     $22,975    $22,371      $20,208    $16,690
Average annual pre-tax yield                    6.4%        6.6%       7.8%         7.9%       8.2%
Average annual after-tax yield                  4.9%        5.4%       6.3%         6.2%       6.5%
Effective federal income tax rate
  on total net investment income               23.7%       19.8%      19.3%        21.2%      20.8%

Regulation

Frontier Insurance and Frontier Pacific are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, Frontier Insurance and Frontier Pacific must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis; reinsurance generally is not subject to rate regulation. Medical malpractice rates in New York are established by the New York State Insurance Department (the "Department"). Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. New York, the jurisdiction of incorporation of Frontier Insurance, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Department to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income. California, the jurisdiction of incorporation of Frontier Pacific, currently limits the annual amount of dividends payable without the prior approval of the California Insurance Department to the greater of 10% of policyholders' surplus at the end of the previous calendar year or 100% of net income for the previous calendar year.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires, inter alia, disclosure of transactions between Frontier Insurance and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable and that certain material transactions be specifically non-disapproved by the Department. Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier Insurance's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for Frontier Insurance, must be approved by the Department. With respect to Frontier Pacific, California law with respect to holding companies is substantially equivalent to that of New York.

The National Association of Insurance Commissioners ("NAIC") has established eleven financial ratios to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Frontier Insurance's percentage increase in surplus exceeded the acceptable range during 1995 due to a $45 million capital infusion by the Company, pursuant to an agreement with AM Best in order to fund projected growth and retain Frontier Insurance's A(-) Excellent rating. Additionally, Frontier Insurance's estimated current reserve deficiency to surplus ratio exceeded the acceptable range primarily as a result of reserve strengthening. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In their ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audit certification of statutory financial statements as well as actuarial certification of loss and LAE reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs, and tighter rules on accounting for certain overdue reinsurance. In addition, the NAIC has implemented risk-based capital requirements for property and casualty insurance companies commencing in 1994 (see below). These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

In 1994, the NAIC implemented a risk-based capital measurement formula to be applied to all property-casualty insurance companies, which formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. An insurance company that does not meet threshold risk-based capital measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

Competition

The property and casualty insurance business is highly competitive, principally in terms of price and extent of coverage. In New York State, there are three major competitors, as well as a number of other insurers, writing medical malpractice insurance for physicians, the Company's principal insurance program, and in Florida such coverage is offered by a larger number of insurers. However, the Company benefits from the endorsement or approval of various medical associations, many of whose physician members are insured by the Company. Moreover, the Company's program, unlike those of its competitors, is limited to specified classes of physicians. Dental malpractice coverage in all jurisdictions is significantly more competitive than medical malpractice with respect to rates and terms of coverage. Although the Company's underwriting strategy is to underwrite specialty programs for niche markets, it nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business which encompass niche programs.

Employees

The Company currently has 579 full-time employees, 16 of whom are executive management, and 36 part-time employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

Item 2.  Properties.

The Company owns a three-story office building at 195 Lake Louise Marie Road, Rock Hill, New York, in which its executive offices and insurance operations are located.

The Company owns a one-story Commercial building in Rock Hill, New York, which is used for storage and rental property.

The Company leases approximately 15,786 square feet of office space in Bedford Hills, New York, under a lease expiring in December 1996 at a monthly rental of $18,169, at which Med Pro conducts its medical malpractice insurance agency operations.

The Company leases approximately 3,325 square feet of office space in an office building in Los Angeles, California, under a lease expiring in February 2001 at a monthly rental of $4,489, at which Frontier Pacific conducts its insurance operations.

The Company leases approximately 4,472 square feet of office space in an office building in Great Neck, New York, under a lease expiring in March 1999 at a monthly rental of $8,788, at which claims settlement and adjusting services are performed.

The Company leases approximately 940 square feet of office space in an office building in San Jose, California, under a lease expiring in December 1997 at a monthly rental of $1,175, at which SDIA conducts branch agency operations.

The Company leases approximately 7,204 square feet of office space in an office building in La Jolla, California, under a lease expiring in August 1999 at a monthly rental of $9,005, at which SDIA conducts its insurance agency operations.

The Company leases approximately 6,590 square feet of office space in an office building in Fort Lauderdale, Florida, under a lease expiring in February 2000 at a monthly rental of $8,441, at which claims settlement and adjusting services are performed.

The Company leases approximately 616 square feet of office space in an office building in Phoenix, Arizona, under an open lease at a monthly rental of $722,
at  which  SDIA  conducts   branch  agency   operations.

The Company leases approximately 363 square feet of office space in an office building in Las Vegas, Nevada, under a lease expiring in April 1996 at a monthly rental of $1,200, at which SDIA conducts branch agency operations.

The Company leases approximately 720 square feet of office space in an office building in Reno, Nevada, under a lease expiring in December 1995 at a monthly rental of $800, at which SDIA conducts branch agency operations.

The Company leases approximately 1,100 square feet of office space in Canton, Ohio, under a lease expiring in May 1998 at a monthly rental of $958, at which medical malpractice insurance agency operations are performed.

The Company leases approximately 1,429 square feet of office space in an office building in Houston, Texas, under a lease expiring in August 1998 at a monthly rental of $1,548, at which medical malpractice insurance agency operations are performed.

The Company leases approximately 5,478 square feet of office space in an office building in Orlando, Florida, under a lease expiring in February 2002 at a monthly rental of $7,989, at which claims settlement and adjusting services are performed.




Item 3.  Legal Proceedings.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shareholder Litigation"

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                             PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol FTR. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange, for each calendar quarter during the periods indicated, as adjusted to reflect stock dividends paid and stock splits:

                                                        High                   Low
                                                        ----                   ---
        1994:
         First Quarter                                 $30.00                $25.42
         Second Quarter                                 33.38                 30.18
         Third Quarter                                  37.50                 29.00
         Fourth Quarter                                 30.75                 16.75

      1995:
         First Quarter                                 $24.75                $20.25
         Second Quarter                                 27.00                 23.50
         Third Quarter                                  32.00                 25.25
         Fourth Quarter                                 33.75                 27.50

        1996:
         First Quarter (through March 25, 1996)         32.13                 28.25


On March 25, 1996, the Company had approximately 864 holders of record of its Common Stock, which did not include beneficial owners for shares registered in nominee or street name.

During 1995, the Company declared four quarterly cash dividends of $.12 per, share the Company's sixteenth consecutive quarterly cash dividend. (See "Business-Regulation" for restrictions on the payment of dividends by Frontier Insurance, the Company's wholly-owned subsidiary.)

Item 6.  Selected Financial Data

Frontier Insurance Group, Inc. and Subsidiaries

The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

Income Statement Data:                                                  Year Ended December 31
- ---------------------                            ---------------------------------------------------------------------
                                                 1995            1994             1993             1992          1991
                                                 ----            ----             ----             ----          ----
                                                            (in thousands, except per share dollar amounts)
Revenues:
  Gross premiums written                        $264,314       $198,892        $148,750        $149,504        $127,428
                                                ========       ========        ========        ========        ========
  Net premiums written                          $220,757       $187,288        $118,819        $116,248        $ 82,573
                                                ========       ========        ========        ========        ========
  Net premiums earned                           $196,220       $156,755        $116,372        $105,171        $ 78,018
  Net investment income                           30,035         24,453          22,523          19,875          15,904
  Realized capital gains (losses)                     20         (1,478)           (152)            333             786
  Gross claims adjusting income                      130            255             424           1,356           1,562
                                                --------       --------        --------        --------        --------
       Total revenues                            226,405        179,985         139,167         126,735          96,270
Expenses:
  Losses and loss adjustment expenses            119,255        110,918          77,581          74,933          54,414
  Amortization of policy acquisition costs,
    underwriting, and other expenses              62,975         47,737          31,293          26,604          21,470
  Interest expense                                   895
                                                                                                                    241
                                                --------       --------        --------        --------        --------
       Total expenses                            183,125        158,655         108,874         101,537          76,125
                                                --------       --------        --------        --------        --------
Income before income taxes and
  cumulative effect of change in
  accounting principle                            43,280         21,330          30,293          25,198          20,145
Income taxes                                      12,069          4,350           7,130           6,236           5,157
                                                --------       --------        --------        --------        --------
  Income before cumulative effect
  of change in accounting principle               31,211         16,980          23,163          18,962          14,988
Cumulative effect of change in
  accounting for income taxes                                                       708
                                                --------       --------        --------        --------        --------
       Net Income                               $ 31,211      $  16,980       $  23,871       $  18,962       $  14,988
                                                ========      =========       =========       =========       =========
Net income per share                               $2.40          $1.31           $2.09           $1.76           $1.52
                                                   =====          =====           =====           =====           =====
Cash dividends declared per share                  $ .48          $ .46           $ .40           $ .40
                                                   =====          =====           =====           =====           =====


Balance Sheet Data:
                                                                             December 31
                                                  ------------------------------------------------------------------
                                                  1995           1994            1993            1992           1991
                                                  ----           ----            ----            ----           ----
  Total investments                             $552,714       $407,618        $343,591        $262,010       $235,451
  Total assets                                   773,348        599,117         527,657         406,149        343,561
Reserves for gross unpaid losses and
    loss adjustment expenses                     367,436        312,637         274,035         238,941        195,719
Total liabilities                                543,615        408,853         341,963         299,400        252,344
Total capital                                    229,733        190,264         185,694         106,749         91,217
- --------------
Supplemental Per Share Data:
   Realized capital gains (losses)-net of tax   $                $ (.07)         $ (.01)          $ .02          $ .05
  Federal income tax "Fresh Start" benefits                                                         .03            .03
  Cumulative effect of accounting change                                            .06
  Operating income                                  2.40           1.38            2.04            1.71           1.44
                                                  ------         ------          ------           -----          -----
Net income                                        $ 2.40         $ 1.31          $ 2.09           $1.76          $1.52
                                                  ======         ======          ======           =====          =====
Book value                                        $17.59         $14.61          $14.34           $9.89          $8.52
Statutory Combined Ratio                            91.5%          97.8%           93.3%           96.8%          96.0%
GAAP Combined Ratio                                 92.7%         101.0%           93.2%           95.4%          95.3%


Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Results of Operations

The following table sets forth the Company's net premiums earned by principal lines of insurance for the three years indicated and the dollar amount and percentage of change therein from year to year:

                                                                                Increase (Decrease)
                                                                        --------------------------------------
                                           Year Ended December 31        1994 to 1995           1993 to 1994
                                         -------------------------      -------------         ----------------
                                         1995      1994       1993      Amount        %       Amount         %
                                         ----      ----       ----      ------        -       ------         -
                                                           (Dollar amounts in thousands)
Medical malpractice
  (including dental
   malpractice and social services)   $ 88,295   $ 74,877   $ 49,720   $ 13,418      17.9    $ 25,157      50.6
General liability                       50,026     28,631     16,704     21,395      74.7      11,927      71.4
Surety                                  39,756     30,344     18,415      9,412      31.0      11,929      64.8
Workers' compensation                   10,320     16,671     23,717     (6,351)    (38.1)     (7,046)    (29.7)
Other                                    7,823      6,232      7,816      1,591      25.5      (1,584)    (20.3)
                                      --------   --------   --------   --------              --------
    Total                             $196,220   $156,755   $116,372   $ 39,465      25.2    $ 40,383      34.7
                                      ========   ========   ========   ========              ========


The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated:

                                                                     Year Ended December 31
                                                               -----------------------------------
                                                               1995            1994           1993
                                                               ----            ----           ----
Losses                                                         45.6%           54.1%          49.8%
Loss adjustment expenses ("LAE")                               15.2            16.7           16.9
                                                               ----            ----           ----
Losses and LAE                                                 60.8            70.8           66.7
Acquisition, underwriting, interest, and other expenses        31.9            30.2           26.5
                                                               ----            ----           ----
GAAP Combined Ratio                                            92.7%          101.0%          93.2%
                                                               ====           =====           ====

Calendar Year 1995 Compared to Calendar Year 1994

A variety of factors accounted for the 25.2% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, partially offset by a decrease in workers' compensation, particularly the cotton gin program, and by the increased ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract effective January 1, 1995, pursuant to which 14% of earned premium for all lines of business, except bail, customs, license and permit, and miscellaneous surety bonds is ceded.

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

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, alarms and guards, pest control and excess employer's liability. These increases were partially offset by a decrease in net written premiums earned in the umbrella and in the crane operator liability programs.

Growth in the surety net premiums earned continued in 1995, primarily attributable to expanded writings of license and permit bonds, with bonds for small contractors, miscellaneous bonds, and bail bonds also showing substantial percentage increases. The increase in license and permit bonds was primarily attributable to the Company's acquisition in April 1994 of the license and permit bond business of a California insurance agency.

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

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social services program, and the recent start-up of an earthquake program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 22.8% due principally to increases in invested assets resulting from the proceeds of the $25 million borrowing under a line of credit facility, the January 1995 commutation of certain medical malpractice reinsurance treaties, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 30.8% due to the aforementioned increase in net investment income and a decrease in realized capital losses. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.4% from 6.6%. This decrease is primarily the result of generally lower interest rates available for funds invested in 1994 and 1995, and a decrease in the Company's holdings of higher yielding investments, as a result of maturities and calls for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 4.9% from 5.4%, primarily for the reasons described above.

Gross claims adjusting income decreased 49.0% primarily as a result of a decrease in claim services provided to outside companies, principally Markel Corporation.

Total revenues increased 25.8% as a result of the above.

Total expenses increased by 15.4% compared to the 25.2% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased by 7.5% as a result of a 5.5% increase in losses and a 14.1% increase in LAE. The increase in losses was substantially lower than that for net premiums earned as a result of the one-time addition of $17.5 million to the 1994 loss reserves applicable to the Company's medical malpractice business in Florida, subrogation recoveries in the surety line of business in excess of expectations, favorable reserve development in accident years prior to 1995 for general liability and workers' compensation and recoveries under the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 66% of the net earned premium for the 1995 accident year. These decreases were partially offset by carrying higher loss and LAE ratios to premiums earned for 1995 business. The Company also increased prior years reserves by approximately $19.0 million, offset by subrogation recoverable of like amount, recognized in conjunction with the favorable ruling in the New York Court of Appeals as more fully described in Note--C of the Notes to Consolidated Financial Statements. The 14.1% increase in LAE resulted from the increase in loss and LAE ratios, partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract and the favorable court ruling mentioned above. Due to the disproportionate relationship of losses and LAE to earned premium, the loss and LAE component of the GAAP Combined Ratio was 9.6 percentage points lower than in the comparable 1994 period. The 38.7% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premiums. The 25.1% increase in underwriting, other expenses and interest expense was primarily the result of the interest expense associated with the borrowing under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility, and salary increases, partially offset by a decrease in policyholder dividends. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.7 percentage points higher than in the comparable 1994 period. The total GAAP Combined Ratio decreased by 8.3 percentage points to 92.7% as a result of the above.

The foregoing changes resulted in income before income taxes of $43.3 million for the year ended 1995, a 102.9% increase from the comparable 1994 period. Net income for the year increased by $14.2 million, or 83.8%. The comparative results were significantly impacted by the $17.5 million addition to loss reserves in the third quarter of 1994 reflected above, which resulted in a disproportionately lower net income for the 1994 period.

Calendar Year 1994 Compared to Calendar Year 1993

A variety of factors accounted for the 34.7% growth in net premiums earned, a principal factor being a January 1994 change in a major portion of the Company's reinsurance ceded arrangements. Commencing January 1, 1994, the Company increased its risk retention level from $500,000 to $1,000,000 per occurrence on medical malpractice, surety, and major components of its other principal lines, thereby significantly decreasing the amounts of premiums ceded and increasing the amount of premiums retained. As premiums are recognized as earned over the term of the related policy, the positive impact of this change on the Company's net premiums earned was recognized increasingly throughout 1994.

The increase in medical malpractice net premiums earned was attributable primarily to an increase in the number of physicians insured associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, greater penetration of the Ohio physician market, and rate increases, which were partially offset by rate decreases on dental malpractice insurance.

Growth in surety net premiums earned continued in 1994, primarily attributable to expanded writings of bonds for small contractors, bail bonds, miscellaneous bonds, and license and permit bonds. The increase in license and permit bonds was primarily attributable to the Company's acquisition in April 1994 of the license and permit bond business of a California insurance agency.

Net premiums earned for the general liability line increased primarily because of new programs, including cranes and excess employers' liability, and increases in various other programs, including social services, and alarms and guards. These increases were partially offset by decreases resulting from the continued decline in the number of risks covered under the liquor liability program, which the Company has discontinued.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable. This trend is expected to continue due to the continued re-underwriting of the workers' compensation line and elimination of unprofitable risks. Net premiums earned further declined by a reduction in the required participation in the National Workers' Compensation Reinsurance Pools, primarily attributable to a decrease in the Company's participation percentage in the pools. These decreases were partially offset by an increase in workers' compensation written in the social services program.

Net premiums earned for the other lines of business decreased primarily due to decreased volume in commercial and farm package policies and commercial auto, attributable to the 1993 non-renewal of the insurance placement agreement with Markel Services, Inc. ("Markel/Rhulen"). These decreases were partially offset by increases in commercial package policies in the social services program and in accident and health policies in the excess medical stop loss program.

Net investment income, before realized capital losses, increased by 8.6% due principally to significant increases in investable assets resulting from the cash proceeds of a public offering of the Company's Common Stock in September 1993, the January 1994 commutation of certain medical malpractice reinsurance treaties, the decrease in cash outflow attributable to the 1994 ceded reinsurance treaty changes, and the cash inflow from regular operations. This increase was partially offset by an increase in tax-advantaged securities which have lower pre-tax yields than taxable securities. Total net investment income, however, increased by only 2.7% due to a significant increase in realized capital losses recognized by a short-term fund limited partnership in which the Company is an investor and other short-term bond fund investments, which were adversely affected by the 1994 increase in interest rates. The average annual pre-tax yield on investments, excluding realized capital losses, decreased to 6.6% from 7.8%, primarily as the result of an increase in the proportion of tax-advantaged investment income to taxable income, compounded by generally lower available interest rates. The average annual after-tax yield on investments, excluding realized capital losses, decreased to 5.4% in 1994 from 6.3% in 1993, primarily as a result of generally lower available interest rates.

Gross claims adjusting income decreased 39.7% primarily as a result of a decrease in claim services provided to outside companies, principally Markel/Rhulen, partially offset by an increase in the rates charged for certain services.

Total revenues increased 29.3% as a result of the above.

Total expenses increased by 45.7% compared to the 34.7% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 42.9% rate as a result of a 46.4% increase in losses and a 32.8% increase in LAE. The percentage increase in losses, which was substantially greater than the percentage increase in net premiums earned, was primarily attributable to a $17.5 million addition to loss reserves in the third quarter due to adverse medical malpractice claims development in Florida resulting from the higher than anticipated dollar settlements. The Company has taken a number of steps to address the Florida loss experience, including rate increases, and the opening of a Company claims office in Ft. Lauderdale in February 1995 staffed on a local basis by claims examiners and attorneys employed by the Company to adjust and defend claims. This increase was partially offset by a change in the mix of business to other programs having lower loss ratios and the reduction of some redundant reserves on other lines of business. The 32.8% increase in LAE was relatively proportionate to growth in net premiums earned, and was attributable to the increased volume of claims resulting from the increased volume of insurance in force. The increase in losses and LAE resulted in a loss and LAE component of the GAAP Combined Ratio 4.1 percentage points higher than in the comparable prior period. The 52.5% increase in amortization of policy acquisition costs, underwriting, and other expenses resulted from a 75.8% increase in amortization of policy acquisition costs and a 23.7% increase in underwriting and other expenses. The 75.8% increase in amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from the growth in programs with higher commission rates, a decrease in ceded commissions resulting from the January 1994 change in reinsurance ceded arrangements, a decrease in contingent reinsurance ceded commissions, increased staffing and marketing expenses related to expansion, and salary increases, partially offset by a decrease in assumed commission expense resulting from the continued decrease in assumed written premiums. The 23.7% increase in underwriting and other expenses was primarily the result of increased staffing, increased facilities expenses, and equipment and materials expense necessitated by the Company's growth, salary increases, and an increase in policyholder dividends, partially offset by decreases in assessments for state and residual market funds.

Since the non-claim related expenses increased at a percentage rate more than that of net premiums earned, the non-claim related component of the GAAP Combined Ratio was 3.7 percentage points higher than in the prior year. The total GAAP Combined Ratio increased by 7.8 percentage points to 101% for the year.

The foregoing changes resulted in income before income taxes and cumulative effect of change in accounting for income taxes of $21,330,000 for 1994, a decrease of 29.6% from 1993. Net income for the year decreased by $6,891,000, or 28.9%, a lower percentage change than for pre-tax income as a result of a lower effective tax rate caused by an increase in the proportion of investment income which is tax preferenced.

Asset Portfolio Review

At December 31, 1995, the Company's total assets of $773.3 million was comprised of the following: cash and investments, 72.1%; reinsurance recoverables, 10.0%; premiums receivable, 6.5%; deferred expenses (policy acquisition costs and deferred federal income taxes), 5.5%; home office building and equipment, 3.6%; and other assets, 2.3% .

The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of government and governmental agency securities and high-quality marketable corporate securities which are rated at investment grade levels. At December 31, 1995, the Company held rated, or better-than-investment grade, corporate debt securities with a carrying amount of $521.1 million. Those holdings amounted to 99.95% of the Company's fixed maturity investments.

At December 31, 1995 and 1994, the Company's fixed maturity securities include mortgage-backed bonds of $192.1 million and $57.3 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

The Company limits the extent of its credit risk by purchasing securities that are backed by stable collateral and by concentrating on securities with enhanced priority in the securitization structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At selected times, higher-risk securities may be purchased if they do not compromise the safety of the Company's general portfolio. There are negligible default risks in the Company's mortgage-backed bond portfolio as the vast majority of these bonds are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities resulting in the bonds having high investment grade status.

At December 31, 1995, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

                                                                       Amount
                                                                      Reflected        Percent
                                                        Market           on              of
    S&P/Moody's Rating                                  Value       Balance Sheet     Portfolio
    ------------------                                  ------      -------------     ---------
                                                                 (Amounts in thousands)

    AAA/Aaa (including U.S. Treasuries of $27,633)     $318,000       $318,000            61.0%
    AA/Aa                                                90,188         90,188            17.3
    A/A                                                  76,248         76,248            14.6
    BBB/Baa                                              36,699         36,699             7.0
    All other                                               267            267              .1
                                                       --------       --------           -----
                       Total                           $521,402       $521,402           100.0%
                                                       ========       ========           =====


In December 1995, the Company reclassified all of its previously held securities classified as held-to-maturity, to available-for-sale as permitted by the FASB's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equities Questions and Answers. The reclassification increased shareholders' equity by $2,753,000 at December 31, 1995.

As of January 1, 1994, the Company adopted FASB Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to-maturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of applicable income taxes, are charged or credited directly to shareholders' equity. "Held-to-maturity" securities are reported at amortized cost. The adoption of Statement 115 increased shareholders' equity by $3,651,000 at January 1, 1994.

Prior to January 1, 1994, the Company classified fixed maturity securities in accordance with the then existing accounting standards and, accordingly, those fixed maturity securities that were not intended to be held-to-maturity were designated as actively managed, and were carried at fair value with unrealized holding gains and losses reported in a separate caption in shareholders' equity. Other fixed maturity securities were carried at amortized cost, since the Company had both the ability and intent to hold those securities until maturity.


Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions described in Note I to the consolidated financial statements. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, underwriting and other operating expenses, commissions, and dividends to shareholders and policyholders.

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

Cash flow generated from operations for 1995, 1994, and 1993 was $105.0 million, $81.9 million, and $51.2 million, respectively, amounts adequate to meet all of the Company's obligations.

In January 1993, 1994, and 1995, investment funds were increased by $9.2 million, $9.0 million and $3.9 million, respectively, from the commutation of the 1989, 1990, and 1991 treaty years under the medical malpractice reinsurance treaties, resulting in the receipt of $5.4 million, $6.1 million, and $3.9 million, respectively, in cash and a concomitant increase in reserves for unpaid losses and LAE, with the balance received from the collection of contingent commissions earned by the Company for the 1994 and 1993 treaty years.

In September 1993, the Company sold 2.097 million shares of Common Stock in a public offering realizing net proceeds of approximately $58.9 million, all of which was added to the Company's working capital to be used for general corporate purposes, including contributions to the statutory surplus of its two insurance company subsidiaries to expand their capacity to write insurance and for the possible acquisitions of insurance related lines and/or businesses.

In April 1994, the Company completed the acquisition of Spencer Douglass Insurance Associates, Inc., a California license and permit bond insurance agency, for $3.2 million and entered into a five-year consulting agreement with the owner/principal of the agency. Personnel of the agency involved in placing and servicing the acquired business have become employees of the Company, operating from their respective locations in Phoenix, Arizona; Reno and Las Vegas, Nevada; and San Jose, Orange County and La Jolla, California. All new and renewal policies with respect to the approximately $5 to $6 million of license and permit bond business acquired are issued by the Company.

In May 1995, the Company and R. Spencer Douglas III ("Douglass") formed a California limited liability corporation, Douglass/Frontier, LLC ( Douglass/Frontier ), a bail bond insurance agency. The company made an initial cash investment of $2,400,000 and Douglass contributed the assets of his wholly-owned existing bail bond agency. The Company and Douglass share equally in the ownership of Douglass/Frontier.

On June 29, 1995, the Company obtained a 4 1/2 year, $35 million line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.87% per annum, payable quarterly. The bank's commitment reduces by $5 million at the end of each of 1996, 1997, and 1998, and expires at the end of 1999. The Company has no other outstanding debt.

As a result of a review by AM Best of Frontier Insurance Company's A- (Excellent) rating, the Company agreed with AM Best to make a $45 million capital infusion to Frontier Insurance Company by June 30, 1995 in order to fund its projected growth and retain its A- rating. At June 30, 1995 the Company had completed the $45 million capital infusion, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan.

In November 1995, the Company acquired the realtors, errors, and omissions book of business from Bankers Multiple Line Insurance Company ("BMLIC"). The purchase price was $400,000 with $200,000 remitted the date of closing, and an additional $200,000 due January 15, 1997, with downward adjustments possible if certain commitments are not kept. The personnel of BMLIC involved in placing and servicing the acquired business have become employees of the Company and will continue to operate from their location in Louisville, Kentucky.

In March 1992, the Company commenced quarterly cash dividend payments. Cash dividends declared in 1995, 1994 and 1993 were $6,200,000, $6,000,000, and
$4,400,000, respectively.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock at such times and prices as the Company deems advantageous, in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1995 and 1994, in conjunction with this repurchase program, the Company acquired 6,000 and 35,400 shares of Common Stock at a cost of $134,000 and $654,000, respectively.


Reinsurance

Effective January 1, 1995, the Company has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for accident years 1995 and future. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64%, respectively, for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years.

Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity, was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of
Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursement of certain claims previously paid; accordingly, effective December 31, 1995, Frontier recorded a subrogation recoverable of approximately $19,000,000 representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

Regulation

In its ongoing effort to improve solvency regulation, the National Association of Insurance Commissioners ("NAIC") and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:


                                                    Ratio of Total Adjusted Capital to
                                                       Authorized Control Level RBC
                   Regulatory Event                       (Less Than or Equal to)
               ------------------------             ----------------------------------
               Company action level                                   2*
               Regulatory action level                                1.5
               Authorized control level                               1
               Mandatory control level                                0.7

               *Or, 2.5 with negative trend.

The ratios of Total Adjusted Capital to Authorized Control Level RBC for the Company's insurance subsidiaries were all in excess of 3:1 at both December 31, 1995 and 1994.

Similarly, the NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of this proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company in the event it is adopted.

The thrust of these regulatory efforts at all levels is to improve the solvency of insurers. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and LAE, or the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums commensurate with anticipated inflation, in which event the Company, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on the Company's investment portfolio with a corresponding effect on the Company's investment income.

Environmental Issues

Although the Company believes that the classes of insurance which it underwrites have no material exposure to environmental pollution claims, there can be no such assurance in view of the expansion of liability for environmental claims in recent litigation.

Shareholder Litigation

The Company has been served with several purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors; certain other actions also allege violations of the common law. The complaints relate to the Company's November 8, 1994 announcement of its third-quarter financial results and allege that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits. The Company believes the suits are without merit and has retained special legal counsel to contest them vigorously.


Item 8.  Financial Statements and Supplementary Data.

         See Index to Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                             PART III


Item 10.  Directors and Executive Officers of the Registrant.

The following table lists each director and each executive officer of the Company, together with his age and office(s) held:



       Name                             Age                           Office
- --------------------                    ---             -----------------------------------------
Walter A. Rhulen                        64              President and Chairman of the Board
Peter L. Rhulen                         57              Vice President and Director
Dennis F. Plante                        50              Vice President - Finance and Treasurer
Harry W. Rhulen                         32              Vice President
Thomas J. Dietz                         54              Vice President
Linda Markovits                         47              Vice President - Investor Relations
Peter H. Foley                          48              Vice President - Mergers and Acquisitions
Lawrence E. O'Brien                     55              Director
Douglas C. Moat                         64              Director
Alan Gerry                              67              Director

      Walter A. Rhulen has been the President and Chairman of the Board of the Company since commencement of its operations in July 1986 and the President of Frontier Insurance since 1976. Mr. Rhulen was also the President of Rhulen Agency, a position he held for more than 22 years, which office he resigned in 1986. Mr. Rhulen, a chartered property and casualty underwriter (CPCU), has more than 40 years experience in the insurance business.

      Peter L. Rhulen has been a Vice President and director of the Company since commencement of its operations in July 1986 and a Vice President of Frontier Insurance since 1976. Mr. Rhulen was formerly Vice Chairman of Markel/Rhulen, a position he held from October 1989 to September 1992, and now acts as an independent insurance consultant. Mr. Rhulen is also Vice Chairman of the Board and President of RAI Partners, Inc. (formerly Rhulen Agency), a firm of which he has been an executive officer for more than 25 years and which firm is winding down its business affairs after the sale of substantially all of its assets to Markel/Rhulen. Mr. Rhulen devotes only minimal time to the affairs of the Company in his capacity as Vice President.

      Dennis F. Plante has been the Vice President-Finance and Treasurer of the Company since commencement of its operations in July 1986 and is the Treasurer of Frontier Insurance, a position he has held since October 1983. Mr. Plante, a certified public accountant, received an MBA degree from the University of Texas at San Antonio, and has more than 23 years' experience in the insurance business.

      Harry W. Rhulen has been a Vice President of the Company since June 1990 and an employee of the Company since June 1989. For four years prior thereto, Mr. Rhulen was a graduate student at Syracuse University, where he received his MBA and JD degrees in 1989.

      Thomas J. Dietz has been a Vice President of the Company since July 1990 and the President of Med Pro since its inception in 1986. For more than five years prior thereto, Mr. Dietz was a Vice President of Medical Quadrangle, Inc., an insurance agency which acted as a broker to the Company through February 1987. Mr. Dietz, a CPCU, has more than 28 years' experience in the insurance business.

      Linda Markovits has been an employee of the Company since 1987, was elected an Assistant Vice President in January 1989 and a Vice President in June 1993. Ms. Markovits has 17 years of experience in the insurance business and is an Associate in Management (AIM) and an Accredited Advisor in Insurance (AAI).


      Peter H. Foley has been a Vice President and employee of the Company since June 1995. For more than 22 years' prior thereto, Mr. Foley held various executive officer positions within the insurance industry, as well as a principal in his own consulting firm. Mr. Foley received his MBA degree from Fairleigh Dickinson University in Madison, New Jersey.

      Lawrence E. O'Brien has been a director of the Company since June 1990 and a member of the Audit Committee since that date. Mr. O'Brien, a CPCU, is the President of O'Brien Management Company, Inc., an insurance consulting firm, a position he has held since January 1988, and co-founder and a director of Underwriter Management Associates, a managing general insurance agency with which he had been associated since its inception in 1983 until its sale in September 1990. From 1976 to 1987, Mr. O'Brien was Executive Vice President of Associated Risk Managers, a New York statewide affiliation of independent insurance agents marketing specialized insurance programs.

      Douglas C. Moat has been a director of the Company since August 1991 and a member of the Audit Committee since that date. Mr. Moat, a JD, CLU, and FLMI, is Chairman of the Manhattan Group, Inc., an insurance and financial services firm. Mr. Moat has over 40 years' experience in insurance and financial services sales and management including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director - Financial Services Corporate Staff, ITT Corp.; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness.

      Alan Gerry was elected a director of the Company in March 1996. Mr. Gerry is the founder of Cablevision Industries Corporation, the eighth largest multiple cable system operator in the United States and its Chairman of the Board and Chief Executive Officer until its merger with Time Warner Entertainment in January 1996. Mr. Gerry is a member of the Board of Directors of Time Warner Entertainment, the National Cable Television Association, and C-SPAN, the industry public affairs programming network. He was a founding member of the Board of the Cable Alliance for Education and is a past President of the New York State Cable Television Association.

                              -------------------

      Messrs. Walter A. Rhulen and Peter L. Rhulen are brothers and Mr. Harry W. Rhulen is the son of Walter A. Rhulen.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

Item 11. Executive Compensation

The following table sets forth a summary of the compensation 1995 earned by the Company's Chief Executive Officer and by each other executive officers whose compensation during such year exceeded $100,000 as well as similar summary information for such individuals for 1995 and 1994.

                                    Summary Compensation Table

                                                        Long-Term
                              Annual Compensation     Compensation
                              -------------------        Awards
 Name and                                                ------
 Principal                      Salary       Bonus                           All Other
 Position           Year         ($)          ($)        Options (#)    Compensation($)(1)
- ----------          ----        -------      -----       -----------    ------------------
Walter A. Rhulen    1995      500,000       296,900             --              23,400
 President          1994      500,000            --             --              27,300
 and Chairman       1993      500,000       200,000        375,000(2)(3)        26,600

Thomas J. Dietz     1995      215,000        35,400             --              16,300
 Vice President     1994      215,000            --             --              15,000
                    1993      182,500       109,900         67,500(2)           19,000

Dennis F. Plante    1995      136,300        23,500          2,500(4)           14,600
Vice President      1994      129,000        10,000             --              13,800
and Treasurer       1993      125,300        25,700          1,650(5)           10,300

Harry W. Rhulen     1995      105,000        23,900          2,500(4)           10,000
 Vice President     1994       90,000        10,000             --               9,200
                    1993       80,800        16,500          2,475(5)            6,600

Peter H. Foley      1995       77,900        45,300         10,000(6)            3,600
Vice President      1994           --            --             --                  --
                    1993           --            --             --                  --

(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401K plan. The allocable amount, accrued for contribution to the Company's profit sharing plan for Messrs. W. Rhulen, Dietz, Plante, and H. Rhulen, was $8,700, $8,700,$8,700 and $6,200,
    respectively, and the allocable amount contributed to the Company's 401K Plan for Messrs. W. Rhulen, Dietz, Plante, H. Rhulen, and Foley was $14,600, $7,600, $5,900 $3,900, and $3,600, respectively.

(2) Exercisable at an exercise price of $50.00 per share at any time through December 31, 1999 provided the optionee is in the then employ of the Company or has continuously been so employed through December 31, 1997, if exercised thereafter. In the event the optionee dies while in the employ of the Company, or the Company is acquired, the option automatically is modified so that 25% of the shares subject thereto become exercisable at $34.67 per share subsequent to November 5, 1994, with an additional 25% exercisable cumulatively annually thereafter at exercise prices increasing by approximately $8.00 per share for each 25% tranche.

(3) As permitted by the terms of the option, Mr. Rhulen transferred his option to his children on December 30, 1993.

(4) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing March 3, 1996.

(5) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing June 18, 1994.

(6) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing June 5, 1996.

                              -------------------

    The following table presents the value of unexercised options held at December 31, 1995 by the individuals named in the Summary Compensation Table:



                                      Options Value Table

                                                                         Value of
                                         Number of                      Unexercised
                                        Unexercised                    In-the-Money
                                          Options                         Options
                                      at Year-End (#)                 at Year-End ($)*
                                     Exercisable (E)/                 Exercisable (E)/
        Name                         Unexercisable (U)               Unexercisable (U)
- -----------------                    -----------------               -----------------

Walter A. Rhulen                            --                               --

Thomas J. Dietz                          74,642 (E)                      163,900 (E)

Dennis F. Plante                          1,450 (E)                       10,900 (E)
                                          2,700 (U)                       20,900 (U)

Harry W. Rhulen                          95,612 (E) (1)                   12,900 (E)
                                          3,113 (U)                       26,900 (U)

Peter H. Foley                           10,000 (U)                       75,000 (U)

- --------------

* Values are calculated by subtracting the exercise price from the fair market value of the Common Stock at year-end.

(1) Includes 93,750 shares purchasable at $50.00 per share upon exercise of options granted to Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry
    W. Rhulen by his father.

                              -------------------

    Mr. Harry W. Rhulen is the son of Mr. Walter A. Rhulen

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of the Record Date the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, all of whom are nominees for election as a director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 21, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

                                                    Amount and Nature of
                                                    Beneficial Ownership
                                    ----------------------------------------------------
                                    Currently           Acquirable            Percent of
Name and Address                     Owned           Within 60 Days (1)       Outstanding
- ----------------                   ----------        ------------------       -----------

Walter A. Rhulen (2).........       926,349(3)                --                   7.1
Peter L. Rhulen (2)..........       915,528(4)                --                   7.0
Lawrence E. O'Brien..........        42,175                  625                    *
Douglas C. Moat..............           893               10,153                    *
Alan Gerry                               --                   --                    *
Thomas J. Dietz..............        68,095               67,500                   1.0
Harry W. Rhulen..............        89,470(5)            95,612 (6)               1.4
Dennis F. Plante.............        37,676                1,450                    *
Peter H. Foley                           --                   --                    *
Estate of Jesse M. Farrow (2)       900,523                   --                  6.9
Denver Investment Advisors LLC
  1225 - 17th Street, 26th Floor
  Denver, CO  80202..........     1,190,007(7)               --                   9.1
Wellington Management Company
  75 State Street
  Boston, MA 02109...........       672,840(8)               --                   5.1
All directors and executive
  officers as a group (9 persons) 2,090,800             177,952                  17.4

- --------------

* Less than 1%

(1) Reflects number of shares of Common Stock acquirable upon exercise of options.

(2) Address is 195 Lake Louise Marie Road, Rock Hill, NY 12775-8000

(3) Does not include 4,192 shares of Common Stock owned by the wife of Walter A. Rhulen, the beneficial ownership of which Mr. Rhulen disclaims.

(4) Does not include 12,015 shares of Common Stock owned by the wife of Peter L. Rhulen and 30,000 shares of Common Stock owned by a charitable foundation of which Mr. Rhulen acts as trustee. Mr. Rhulen disclaims beneficial ownership of the aforementioned shares.

(5) Includes 3,086 shares owned by a daughter of Mr. Harry W. Rhulen for whom he acts as custodian under the Uniform Gifts to Minors Act. Does not include 5,879 shares of Common Stock owned by Mr. Rhulen's wife as to which Mr. Rhulen disclaims beneficial ownership.

(6) Includes 93,750 shares purchasable at $50.00 per share upon exercise of options granted to Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry
    W. Rhulen by his father.

(7) Information is from Schedule 13G, dated March 6, 1996, filed by Denver Investment Advisors, LLC, which reflects shared dispositive power with respect to 1,190,007 shares.

(8) Information is from a Schedule 13G, dated January 31, 1996, filed by Wellington Management Company, which reflects shared dispositive power with respect to 672,840 shares.

Item 13.   Certain Relationships and Related Transactions.

           See "Item 1.  Business--Relationship with Markel/Rhulen."


                                     PART IV


Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K


           (a)   List of documents filed as part of this Report.

                 (1), (2) Financial Statements and Schedules.

                        See Index to Financial Statements on page F-1.

                 (3) The list of exhibits  required to be filed with this Report is set forth in the Index to Exhibits herein.

           (b)   Reports on Form 8-K.

                 None.

           (c)   Exhibits.

                 See Index to Exhibits

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                         FRONTIER INSURANCE GROUP, INC.

                               ROCK HILL, NEW YORK

FORM 10-K--ITEM 14(a)(1) AND (2)

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and supplementary data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:


Consolidated Balance Sheets--December 31, 1995 and 1994......................................F-  3
Consolidated Statements of Income--Years Ended
    December 31, 1995, 1994, and 1993........................................................F-  5
Consolidated Statements of Capital--Years Ended
    December 31, 1995, 1994, and 1993........................................................F-  6
Consolidated Statements of Cash Flows--Years Ended
    December 31, 1995, 1994, and 1993........................................................F-  7
Notes to Consolidated Financial Statements...................................................F-  8
Supplemental Data--Quarterly Results of Operations (Unaudited)...............................F- 28

The following  consolidated  financial statement schedules of Frontier Insurance
Group, Inc. and subsidiaries are included in Item 14(d):

Schedule I    --Summary of Investments--Other than Investments in Related Parties............F- 29
Schedule III  --Condensed Financial Information of Registrant................................F- 30
Schedule IV --Reinsurance....................................................................F- 33
Schedule V  --Valuation and Qualifying Accounts..............................................F- 34
Schedule VI --Supplemental Information Concerning
                          Property/Casualty Insurance Operations.............................F- 35



All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Frontier Insurance Group, Inc.



We have audited the accompanying consolidated balance sheets of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note B to the consolidated financial statements, the Company made certain accounting changes in 1994 and 1993.


                                             /S/     Ernst & Young LLP


New York, New York
March 15, 1996

CONSOLIDATED BALANCE SHEETS
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                     ASSETS
                          (dollar amounts in thousands)

                                                                          December 31
                                                                   ------------------------
                                                                   1995                1994
                                                                   ----                ----
Investments--Note H:
Fixed maturities, held to maturity--
         principally at amortized cost
         (market: 1994--$190,875)                                                    $202,129
Securities, available for sale--at fair value
      Fixed maturities (amortized cost:
       1995--$510,056; 1994--$149,846)                           $521,402             143,956
      Equity securities (cost: 1995--$20,132;
       1994--$52,458)                                              21,024              48,646
      Short-term investments--(principal
           balances which approximate fair value)                   7,353              12,887
Investment in limited liability corporation                         2,935
                                                                  --------           --------
        TOTAL INVESTMENTS                                         552,714             407,618
Cash                                                                5,115               6,362
Agents' balances due, less
    allowances for doubtful accounts
    (1995--$3,346; 1994--$2,132)                                   25,779              20,909
Premiums receivable from insureds,
      less allowances for doubtful accounts
      (1995--$45; 1994--$105)                                      24,177              20,222
Deferred federal income tax benefit--Note E                        23,627              30,767
Accrued investment income                                           7,458               5,078
Deferred policy acquisition costs                                  18,797              13,213
Net reinsurance recoverables less
     allowances for possible uncollectible
     amounts (1995--$115; 1994--$115)                              76,955              54,779
Data processing equipment and software--
     at cost, less accumulated depreciation
     and amortization (1995--$2,259;
     1994--$1,747)                                                  1,434               1,618
Insurance renewal and claims adjusting
     rights and other intangible assets,
     less accumulated amortization
     (1995--$2,370; 1994--$1,525)                                   3,082               3,295
Home office building and equipment--
     at cost, less accumulated depreciation
     (1995--$5,031; 1994--$3,103)                                  28,043              27,403
Federal income taxes recoverable                                      217                 246
Other assets                                                        5,950               7,607
                                                                  --------           --------
        TOTAL ASSETS                                              $773,348           $599,117
                                                                  ========           ========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                             LIABILITIES AND CAPITAL
                (dollar amounts in thousands, except share data)

                                                                              December 31
                                                                     -------------------------
                                                                     1995                 1994
                                                                     ----                 ----
LIABILITIES
   Policy liabilities--Notes C and D:
     Unpaid losses                                              $309,164             $266,261
     Unpaid loss adjustment expenses                                 58,272               46,376
     Unearned premiums                                              107,282               81,224
                                                                   --------             --------
      TOTAL POLICY LIABILITIES                                      474,718              393,861

      Note payable - Note F                                          25,000
      Funds withheld under reinsurance contract                      28,226                  647
      Cash dividend payable to shareholders                           1,568                1,563
      Other liabilities                                              14,103               12,782
                                                                   --------             --------
TOTAL LIABILITIES                                                   543,615              408,853

COMMITMENTS AND CONTINGENT LIABILITIES--Note L

CAPITAL--Notes A, G, I, and J
   Preferred Stock, par value $.01
        per share; authorized and
        unissued--1,000,000 shares
   Common Stock, par value $.01 per share;
        authorized--20,000,000 shares; issued
        (1995--13,062,501 shares; 1994--13,021,058 shares)              130                  130
   Additional paid-in capital                                       167,587              167,209
   Net unrealized appreciation (depreciation)
        of investments in available-for-sale
        securities--Note H                                            7,955               (6,307)
   Retained earnings                                                 54,849               29,886
                                                                   --------             --------
        SUBTOTAL                                                    230,521              190,918

   Less Treasury Stock--at cost (1995--41,400 shares;
     1994--35,400 shares)                                              (788)                (654)
                                                                   --------             --------
        TOTAL CAPITAL                                               229,733              190,264
                                                                   --------             --------
        TOTAL LIABILITIES AND CAPITAL                              $773,348             $599,117
                                                                   ========             ========

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                (dollar amounts in thousands, except share data)

                                                      Year Ended December 31
                                                      ----------------------
                                                       1995             1994             1993
                                                       ----             ----             ----
REVENUES--Note D
  Premiums written                                   $264,314         $198,892         $148,750
  Premiums ceded                                      (43,557)         (11,604)         (29,931)
                                                     --------         --------         --------
           NET PREMIUMS WRITTEN                       220,757          187,288          118,819
  Increase in unearned premiums                       (24,537)         (30,533)          (2,447)
                                                     --------         --------         --------
          NET PREMIUMS EARNED                         196,220          156,755          116,372
  Net investment income                                30,035           24,453           22,523
  Realized capital gains (losses)                          20           (1,478)            (152)
                                                     --------         --------         --------
          TOTAL NET INVESTMENT
             INCOME--Note H                            30,055           22,975           22,371
  Gross claims adjusting income--Note B                   130              255              424
                                                     --------         --------         --------
                 TOTAL REVENUES                       226,405          179,985          139,167
EXPENSES
  Losses--Notes C and D                                89,422           84,777           57,890
  Loss adjustment expenses--Notes C and D              29,833           26,141           19,691
  Amortization of policy acquisition
     costs--Note B                                     42,258           30,463           17,327
  Underwriting and other expenses                      20,717           17,274           13,966
  Interest expense                                        895
                                                     --------         --------         --------
           TOTAL EXPENSES                             183,125          158,655          108,874
                                                     --------         --------         --------
  INCOME BEFORE INCOME TAXES  AND
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                             43,280           21,330           30,293
Income taxes--Note E
   State                                                1,173              554            1,111
   Federal                                             10,896            3,796            6,019
                                                     --------         --------         --------
                   TOTAL INCOME TAXES                  12,069            4,350            7,130
                                                     --------         --------         --------

   INCOME BEFORE CUMULATIVE
      EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                             31,211           16,980           23,163

    CUMULATIVE EFFECT OF CHANGE
      IN METHOD OF ACCOUNTING
      FOR INCOME TAXES                                                                      708
                                                     --------         --------         --------
                   NET INCOME                        $ 31,211         $ 16,980         $ 23,871
                                                     ========         ========         ========

PER SHARE DATA--Note M
   Income per share, before cumulative
     effect of accounting change                        $2.40            $1.31            $2.03
   Cumulative effect of accounting change                                                   .06
                                                        -----            -----            -----
                  NET INCOME PER SHARE                  $2.40            $1.31            $2.09
                                                        =====            =====            =====

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CAPITAL

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
Three Years Ended December 31, 1995

                                                                         Net Unrealized
                                                                          Appreciation
                                                                         (Depreciation)
                                                             Additional  of Investments in
                                                   Common      Paid-in   Available-for-Sale    Retained      Treasury       Total
                                                   Stock       Capital  and Equity Securities  Earnings        Stock       Capital
                                                   ------      -------  ---------------------  --------      --------      -------
                                                                (dollar amounts in thousands, except share data)
Balances at  January 1, 1993                       $  66       $78,234     $     193           $28,256                    $106,749
 Add (deduct):
   Net income                                                                                   23,871                      23,871
   10% Common Stock dividends                          6        28,871                         (28,877)
   Stock options exercised                                         328                                                         328
   Depreciation in equity securities (net of tax)                               (138)                                         (138)
   Issuance of 1,408,000 shares of Common Stock       14        59,230                                                      59,244
   Cash dividends paid and accrued ($.40 per share)                                             (4,360)                     (4,360)
                                                    ----      --------       -------           -------        -----       --------
Balances at December 31, 1993                         86       166,663            55            18,890                     185,694

 Add (deduct):
   Net income                                                                                   16,980                      16,980
   Expenses associated with 1993 issuance
        of 1,408,000 shares of Common Stock                        (47)                                                        (47)
   3 for 2 Stock split                                43           (43)
   Purchase of 35,400 shares as Treasury Stock                                                                $(654)          (654)
   Stock options exercised                             1           636                                                         637
   Cumulative effect of change in accounting
     principle -- Note B                                                       3,651                                         3,651
   Depreciation in available-for-sale
      securities (net of tax)                                                (10,013)                                      (10,013)
   Cash dividends paid and accrued ($.46 per share)                                             (5,984)                     (5,984)
                                                    ----      --------       -------           -------        -----       --------
Balances at December 31, 1994                        130       167,209        (6,307)           29,886         (654)       190,264
                                                    ----      --------       -------           -------        -----       --------
 Add (deduct):
   Net income                                                                                   31,211                      31,211
   Purchase of 6,000 shares as Treasury Stock                                                                  (134)          (134)
   Stock options exercised                                         378                                                         378
   Transfer of securities to available-for-sale
     (net of tax) - Note B                                                     2,753                                         2,753
   Appreciation in available-for-sale
     securities (net of tax)                                                  11,509                                        11,509
   Cash dividends paid and accrued ($.48 per share)                                             (6,248)                     (6,248)

                                                    ----      --------       -------           -------        -----       --------
Balances at December 31, 1995                       $130      $167,587       $ 7,955           $54,849        $(788)      $229,733
                                                    ====      ========       =======           =======        =====       ========

See notes to the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES


                                                          Year Ended December 31
                                                 ---------------------------------------
                                                 1995              1994             1993
                                                 ----              ----             ----
                                                      (dollar amounts in thousands)
OPERATING ACTIVITIES
 Net income                                   $ 31,211          $ 16,980         $ 23,871
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Increase in policy liabilities             80,857            63,274           35,471
     Change in federal income taxes              7,169            (4,014)          (6,679)
     Decrease (increase) in
       reinsurance balances                      5,403            15,619           (1,246)
     Decrease (increase) in agents'
       balances and premiums receivable         (8,825)           (6,950)            (216)
     Change in deferred policy
       acquisition costs                        (5,584)           (6,393)            (873)
     Change in accrued
       investment income                        (2,380)             (161)            (922)
     Depreciation and amortization               2,384               305              510
     Realized capital (gains)/losses               (20)            1,478              152
     Other                                      (5,234)            1,723            1,092
                                             ---------          --------         --------
       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                  104,981            81,861           51,160
INVESTING ACTIVITIES
 Securities available-for-sale (1995 and 1994):
   Purchases-fixed maturities                 (294,379)          (35,994)
   Sales-fixed maturities                       46,650            26,245
   Calls, paydowns and maturities               77,999            25,250
   Purchases-equities                           (4,559)          (68,783)        (143,862)
   Sales-equities                               36,465            63,200           99,475
 Securities held-to-maturity (held-for-
   investment in 1993)
   Purchases                                   (33,327)         (109,127)        (109,681)
   Sales                                        12,534                             21,001
   Calls, pay downs and maturities              33,783            19,175           55,428
 Net (purchases) sales of
   short-term investments                        5,534             4,001           (2,978)
 Investment in limited liability corporation    (2,400)
 Purchase of renewal rights                       (633)           (3,427)
 Purchases of home office
   building and equipment                       (2,568)           (2,191)         (12,947)
 Purchases of data processing
   equipment and software                         (328)             (996)            (419)
                                             ---------          --------         --------
       NET CASH USED BY
         INVESTING ACTIVITIES                 (125,229)          (82,647)         (93,983)
FINANCING ACTIVITIES
 Proceeds from borrowings                       25,000
 Purchase of Treasury Stock                       (134)             (654)
 Issuance of Common Stock                          378               590           59,129
 Cash dividends paid                            (6,243)           (5,717)          (4,359)
                                             ---------          --------         --------
       NET CASH PROVIDED (USED)
         BY FINANCING ACTIVITIES                19,001            (5,781)          54,770
                                             ---------          --------         --------
       INCREASE (DECREASE) IN CASH              (1,247)           (6,567)          11,947
         Cash at beginning of year               6,362            12,929              982
                                             ---------          --------         --------
       CASH AT END OF YEAR                   $   5,115         $   6,362         $ 12,929
                                             =========          ========         ========

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995
NOTE A--ORGANIZATION

Frontier Insurance Group, Inc., and its subsidiaries (the Company ), is principally a specialty property and casualty insurer operating in 50 states. The Company's principal lines of business are medical malpractice, general liability, and surety, accounting for approximately 44.4%, 26.4%, and 18.6% of gross premiums written in 1995, respectively. The medical malpractice programs are marketed principally through the Company's wholly-owned subsidiary, Medical Professional Liability Agency, Ltd ("Med Pro"). The bail bond program is marketed through Douglass/Frontier LLC, a fifty percent owned entity (see below), and the other lines of business are marketed primarily through independent agents.

In April 1994, the Company completed the acquisition of certain of the assets of Spencer Douglass Insurance Associates, Inc. ("SDIA") constituting that company's California license and permit bond insurance agency business for $3,200,000 and entered into a five-year consulting agreement with the owner/principal. This acquisition was accounted for as a purchase. The purchase price of $3,200,000 exceeded by the same amount the net book value of the business acquired.

In May 1995, the Company and R. Spencer Douglas III ("Douglass") formed a California limited liability corporation, Douglass/Frontier LLC ("Douglass/Frontier"), a bail bond insurance agency. The Company made an initial cash investment of $2,400,000, and Douglass contributed the assets and liabilities of his wholly-owned existing bail bond agency. The Company and Douglass share equally in the ownership of Douglass/Frontier. 100% of the Company's bail bond business is written through Douglass/Frontier and for the year ended December 31, 1995, was approximately $4,800,000. At December 31, 1995, Douglass/Frontier had premium balances due the Company in the normal course of business of $1,271,000 and a variable rate demand note of $212,000. The Company has an interest of $535,000 in the undistributed earnings of Douglass/Frontier.

In December 1995, the Company purchased certain assets from Bankers Multiple Line Insurance Company ("BMLIC") constituting BMLIC's realtors errors and omissions ("Realtors' E & O") business for $400,000. The purchase agreement provides that, if certain conditions cease to exist in future years, the purchase price may be reduced. In addition, the Company was paid approximately $8,000,000 to assume BMLIC's obligations under its existing Realtors' E & O policies consisting of $2,287,000 of unearned premium reserves and $5,713,000 of undiscounted loss and LAE reserves at the acquisition date. The Company's maximum liability relative to its assumption of the loss and LAE reserves is $7,141,000 with BMLIC retaining the liability for any losses in excess of this amount.

The Company's Preferred Stock may be issued from time to time by the Board of Directors in one or more series and classes and with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

The  significant   accounting   policies  followed  by  the  Company,   and  its
subsidiaries, all of which are wholly owned, are summarized below.

Basis of Presentation and Principles of Consolidation: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which, as to Frontier Insurance and Frontier Pacific differ from the statutory accounting practices prescribed or permitted by regulatory authorities, and include the accounts and operations of the Company, Frontier Insurance Company ("Frontier Insurance"), and from the dates of their acquisition, Frontier Pacific Insurance Company ("Frontier Pacific"), Pioneer Claim Management, Inc. ("Pioneer"), Spencer Douglas Insurance Associates ("SDIA"), and Medical Professional Liability Agency, Ltd. ("Med Pro"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Recognition of Premium Revenues: Direct, assumed, and ceded reinsurance premiums written are recognized as earned pro rata over the terms of the related insurance policies.

Investments: Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). Under FASB 115, investments are classified in three categories: held-to-maturity securities, trading securities and available-for-sale securities. Held-to-maturity securities are reported at cost, adjusted for amortization of premium or discount; trading securities are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of capital, net of applicable income taxes. This change in accounting had no effect on net income; however, the accounting change increased capital at January 1, 1994 by $3,651,000, net of applicable income taxes, by increasing the amount of unrealized appreciation of fixed-maturity investments classified as available-for-sale. Under the former rules, debt securities (principally bonds, notes and redeemable preferred stocks) were carried at cost, adjusted for the amortization of premium or discount and other-than-temporary market value declines. Unrealized gains and losses were excluded from both earnings and shareholders' equity.

In December 1995, the Company reclassified all of its securities classified as held-to-maturity to the available-for-sale category as permitted by the FASB's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers. The securities reclassified had a carrying value of $190,474,000 and a market value of $194,709,000 at the date of transfer. The reclassification resulted in a $2,753,000 increase, net of applicable income taxes, in capital.

Fixed maturities classified as held-to-maturity (principally bonds, notes, and redeemable preferred stocks) at December 1994, are carried at cost, adjusted for the amortization of premium or discount and other-than-temporary market value declines. Fixed maturities available-for-sale (principally bonds and notes) are carried at market. Fair values for held-to-maturity and available-for-sale fixed maturity securities are based on quoted market prices, where available.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. For mortgage backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between the prepayments anticipated and actual prepayments received, the Company recalculates the effective yield to reflect the actual payments received and the anticipated future payments. Equity securities (principally common and nonredeemable preferred stocks) are carried at current market value which is considered equal to their fair value.
Short-term   investments  are  carried  at  their  principal   balances,   which
approximates their fair value. Realized gains and losses from the sales or liquidation of investments are determined using the specific identification basis. Changes in the fair value of fixed maturities available-for-sale, equity securities and short-term investments are reflected as unrealized appreciation or depreciation directly in capital net of federal income tax.

The investment in Douglass/Frontier is accounted for under the equity method based on Douglas/Frontier's GAAP results of operations.

Home Office Building and Equipment: Home office building is stated at cost, net of accumulated depreciation computed, for financial reporting and federal income tax purposes, on the straight-line basis over an estimated useful life of 31.5 years. Equipment is stated at cost net of accumulated depreciation computed, for financial reporting purposes, on the straight-line basis over estimated useful lives of seven to ten years and, for federal income tax purposes, using the accelerated cost recovery system and guideline lives ranging from five to seven years. During 1995, 1994, and 1993, the depreciation expense for the Home office building and equipment was $1,928,000, $1,480,000, and $1,060,000, respectively.

In April 1993, the Company put into service and began to occupy its new home office facility. The cost of the facility's construction was financed internally by the Company. However, to receive favorable tax status, title to the facility resides with the County of Sullivan Industrial Development Agency ("IDA") which, in turn, issued to the Company its twenty-year bonds with a face value equal to the total cost of the project. Under the provisions of related agreements, title to the facility reverts to the Company on maturity of the bonds, or sooner for a nominal fee, should the Company so desire. Accordingly, as a result of these agreements, the new facility is reported in the accompanying financial statements as, "Home office building and equipment". As of December 31, 1995, the outstanding, par value of the IDA bonds was $20,479,000.

Data Processing Equipment and Software: Data processing equipment ("EDP") and software is stated at cost, net of accumulated depreciation and amortization computed, for financial reporting purposes, on a straight line basis over estimated useful lives of three to five years and, for federal income tax purposes, using the declining balance method over lives ranging from three to five years. During 1995, 1994, and 1993, the depreciation/amortization expense for EDP and software was $512,000, $459,000, and $432,000, respectively.

Deferred Policy Acquisition Costs: Recoverable policy acquisition costs that vary with and are directly related to the production of business, such as commissions and premium taxes, net of reinsurance allowances, are deferred and amortized to income as the related premiums are earned. Anticipated losses, loss adjustment expenses ("LAE"), and policy maintenance expenses, based on
historical  and  current   experience,   are   considered  in  determining   the
recoverability   of  such  deferred  policy   acquisition

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

costs. When the anticipated losses, LAE, acquisition and policy maintenance expenses exceed the related unearned premiums, without considering anticipated investment income, a provision for the indicated deficiency is recorded.

Insurance  Renewal  and Claims  Adjusting  Rights and Other  Intangible  Assets:
Insurance renewal and claims adjusting rights and other intangible assets are stated at cost, net of accumulated amortization computed on a straight-line basis over estimated useful lives ranging from two to seven years for insurance renewal rights, three years for claims adjusting rights, and five to fifteen years for other intangible assets.

Unpaid Losses and LAE: The liabilities for unpaid losses and LAE represent the estimated liabilities for reported claims, claims incurred but not yet reported ("IBNR"), and the related LAE. The liabilities for unpaid losses and LAE are determined using case-basis evaluations and actuarial analyses and represent estimates of the ultimate expected cost of all losses and LAE unpaid at the balance sheet dates.

The liabilities for unpaid losses and LAE have been reduced by estimated salvage and subrogation recoverable and have not been reduced from their ultimate values by the effects of discounting estimated ultimate payments to their present value.

Reinsurance: Assumed reinsurance premiums written, commissions, and unpaid losses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements. Liabilities for unpaid losses, LAE and unearned premiums are stated gross of ceded reinsurance recoverables. Deferred policy acquisition costs are stated net of the amounts of reinsurance ceded, as are premiums written and earned, losses and LAE incurred, and amortized acquisition costs.

Contingent Reinsurance Commissions: Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. Accordingly, the profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

Income Taxes: Income tax provisions are based on income reported for financial statement purposes, adjusted for permanent differences between financial and taxable income. Deferred federal income taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Such temporary differences are related principally to the deferral of acquisition costs, excess depreciation, bad debt expense, the nondiscounting of the liabilities for unpaid losses and LAE, the disallowance of a portion of the unearned premium reserve, and the non-recognition of the discounted amount of estimated salvage and subrogation recoverable (see Note E). Deferred tax assets and liabilities are adjusted for tax rate changes, and the adjustment is reflected in income during the period recognized.

In 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes". As permitted a cumulative effect adjustment, resulting in an increase of approximately $708,000 in the deferred federal tax asset and income, was recorded. Prior to this adoption, income taxes were provided using the deferred method based upon the provisions of Accounting Principles Board Opinion 11.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Gross Claims Adjusting Income: Claims adjusting income is accounted for on an accrual basis, gross of related expenses. During 1995, 1994, and 1993, operating expenses included with underwriting and other expenses associated with claims adjusting income amounted to $203,000, $331,000, and $466,000, respectively.

Impact of Recently Issued Accounting Standards: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which required impairment losses to be recorded on long-lived assets, certain identifiable intangibles, and goodwill related to those assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 encourages but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Statement No. 123 is effective for years beginning after December 15, 1995. The Company plans to continue to use the intrinsic value based method to measure compensation costs for these plans.

Reclassification: Certain prior year amounts have been reclassified to conform to the 1995 presentation

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The liabilities for unpaid losses and LAE are estimated by management utilizing methods and procedures which they believe are reasonable. These liabilities are necessarily subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although management believes that the estimated liabilities for unpaid losses and LAE are reasonable, because of the extended period of time over which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination and, accordingly, may vary from the estimated amounts included in the accompanying financial statements. To the extent that the actual emerging loss experience varies from the assumptions used in the determination of these liabilities, they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

The anticipated effect of inflation is implicitly considered when estimating reserves for losses and LAE.

Although anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the types of policies written. Average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are adjusted as necessary. The effects of such adjustments are reported in the period recognized.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursement for certain claims previously paid; accordingly, effective December 31, 1995, Frontier recorded a subrogation recoverable of approximately $19,000,000 representing the amount of claims already paid and the reserves currently held by Frontier on the open cases that management believes are reimbursable by the State of New York. To the extent the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

The following table sets forth a reconciliation of the beginning and ending loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1995:

                                                           Year Ended December 31,
                                                    -------------------------------------
                                                    1995             1994            1993
                                                    ----             ----            ----
                                                            (amounts in thousands)
Reserves at beginning of year-
  net of reinsurance ceded                        $263,202          $216,486       $185,074
Provision for losses and LAE for claims
  occurring in the current year                    126,764            97,044         74,267
Increase in reserves -- loss portfolio
  transfer from BMLIC                                5,500
Increase (decrease) in estimated losses
 and LAE   for claims occurring in prior years      (7,514)           13,874          3,314
Loss and LAE payments for claims
  occurring during:
    Current year                                    13,052             7,216          7,869
    Prior years                                     80,507            56,986         38,300
                                                  --------          --------       --------
Net reserves at end of year                        294,393           263,202        216,486
Reinsurance recoverable on unpaid
  losses and LAE at end of year                     73,043            49,435         57,549
                                                  --------          --------       --------
Reserves at end of year-gross of
  reinsurance ceded                               $367,436          $312,637       $274,035
                                                  ========          ========       ========

The Company's net reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1994 were decreased in the following year by approximately $7,500,000, and at December 31, 1993 and 1992 the reserves were increased in the following year by approximately $13,900,000 and $3,300,000, respectively, for claims that had occurred on or prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior-year loss and LAE reserves.

The net $7,500,000  decrease in the prior years' reserves in 1995 was the result of favorable development on the general liability and worker's compensation claim reserves/loss adjustment expense reserves and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development, is an increase in prior year's reserves of approximately $19,000,000, which was entirely offset by subrogation recoverable recognized in connection with the favorable court ruling. The significant increase in the reinsurance recoverable in 1995 is due to the change in the type of reinsurance from an aggregate claim excess of loss, to a stop loss for the majority of the Company's losses.

The $13,900,000 increase in prior years' reserves in 1994 resulted from a $17,500,000 increase in the reserves attributable to adverse medical malpractice claims development in Florida from higher than anticipated dollar settlements and from redundancies in other lines. The 1993 deficiencies resulted principally from settling case-basis reserves for medical malpractice and workers' compensation exposures established in prior years for amounts that were greater than projected, net of redundancies for more recent years' claims.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

Because of the adverse development experienced in 1994 and 1993, the Company has significantly restructured the manor in which it adjudicates its claims. The change in process included, among other things, placing more reliance on internal claim examiners and in-house attorneys than on third parties, especially for the Company's medical malpractice claims in Florida. Management believes that the revised process will result in better control over the ultimate costs to adjudicate its claims and the related indemnity costs enabling management to settle such claims for amounts reflected in the accompanying financial statements. However, management recognizes that many factors could impact the successful implementation of its revised process, and to the extent, future claim costs are not reduced from current levels as anticipated in the implementation plan, actual ultimate claim costs could vary, perhaps significantly, from those included in the accompanying financial statements.


NOTE D--REINSURANCE

Frontier Insurance maintains reinsurance with various unrelated insurance companies, principally for its direct business written, whereby amounts written in excess of certain retention limits are ceded to those companies generally under reinsurance treaty arrangements. Beginning in 1995, Frontier Insurance maintains a three-year stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re"). Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively.

Although the companies are liable to Frontier Insurance for the amounts reinsured, Frontier Insurance remains liable to its insureds for the full amount of the policies written whether or not the reinsurance companies meet their obligations to Frontier Insurance. Consequently, allowances are established for amounts deemed uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1995, the Company has outstanding gross reinsurance recoverables of $31,567,000 from its largest reinsurer, Centre Re; however, under the terms of the reinsurance arrangements, Frontier is withholding $28,248,000 of funds due Centre Re. Accordingly, the net outstanding recoverable from Centre Re is $3,319,000, with the remaining net reinsurance recoverables of 89.5% are due from three reinsurers, with one rated A+ (Superior), one rated A (Excellent), and one rated A- (Excellent), by A.M. Best Company, Inc.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE D--REINSURANCE--Continued

The following is a summary of the maximum amount of loss retained and ceded by Frontier Insurance for new and renewal policies as of December 31, 1995, 1994, and 1993 (exclusive of facultative reinsurance and in 1995 the Centre Re stop loss contract):

                                                  Maximum Retained Loss                Maximum Ceded Loss
                                                     Per Occurrence/                     Per Occurrence/
                                                      Risk/Principal                      Risk/Principal
                                                       December 31                          December 31
                                            ----------------------------------    ------------------------------------
                                               1995        1994         1993        1995         1994      1993
                                               ----        ----         ----        ----         ----      ----
                                                                    (in thousands)
Property lines                              $   200      $   200      $   200      $   800      $   800   $   800
Casualty lines (excluding medical
  malpractice, health
  specialties and social services)            1,000        1,000          500        1,000        1,000     1,500
Medical malpractice, health
  specialties and social services             1,000(1)     1,000(1)     1,000(1)     1,000        1,000     1,500
Workers' compensation                         1,000        1,000          500        2,000        2,000     2,500
Surety                                        1,000(2)(5)  1,000          500        4,000(2)(5)    500       500
Custom bonds                                  3,000(3)       650(3)       200(3)       N/A          N/A       N/A
Umbrella liability                            1,000          400          400        4,000        4,800     4,800
Group accident and health                       250          250          250          750          750       750
Excess workers' compensation/
  employers' liability                        1,000(4)     1,000(4)                  9,000(4)     9,000(4)
Earthquake                                    2,500                                 37,500

(1) Maximum retained loss amount of $1,000,000 relates only to losses on policies effective during 1994, and reinsurance ceded treaty years 1985 through 1991 which have been commuted. For all other years, the maximum retained loss per occurrence is $500,000. On a very limited basis, the maximum retained loss per occurrence is $2,000,000.

(2) A limited number of bonds were written in which the maximum retained loss per principal was $9,000,000, and the maximum ceded loss per principal was $4,000,000.

(3) Amount indicated is the maximum face amount (limit) on the bond issued, which represents the value of goods being imported that are subject to U.S. Customs duty. The actual exposure to the Company is the amount of any unpaid duty on the goods imported, which is generally approximately 15% of the face value of the goods, and any penalties associated with the late payment of the duty.

(4) Subject to a catastrophe retention of $3,000,000 per occurrence and a maximum ceded loss of $40,000,000 per occurrence.

(5) Effective December 1, 1995 two layers of excess reinsurance were added for a maximum limit of $20 million per principal on a direct basis, $4.1 million on a net basis.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE D--REINSURANCE--Continued

Frontier Insurance assumes reinsurance under various reinsurance treaty arrangements through 1993 and through mandatory participation in various states' residual market pools and reinsurance facilities. The amount of risk assumed by Frontier Insurance varies in amount by treaty and does not exceed $500,000 per occurrence/risk/surety bond principal after retrocessions. As part of its acquisition of BMLIC `S realtors' errors and omissions business, the company is reinsuring policies issued by BMLIC until such time as the program is filed and can be underwritten on the Frontier Insurance policies.

In 1995, 1994, and 1993, Frontier Insurance's medical malpractice reinsurers agreed to a commutation for treaty years 1991, 1990, and 1989, respectively. As a result of their commutation, Frontier Insurance recaptured its liability for ceded unpaid losses and LAE of approximately $3,900,000, $6,100,000, and $5,400,000 for treaty years 1991, 1990, and 1989, respectively, and received cash of an equal amount, resulting in no gain or loss to Frontier Insurance. After the commutation, there was no change in the net incurred losses or loss ratios as a result of these transactions.

In 1995, 1994, and 1993, Frontier Insurance recognized and accrued (reduced) reinsurance contingent profit commissions earned of ($783,000) ,($337,000), and $840,000, respectively.

The components of the net reinsurance recoverables balances included in the accompanying balance sheets are as follows (in thousands):

                                                 December 31, 1995           December 31, 1994
                                                 -----------------           -----------------
    Ceded paid losses & LAE recoverable              $ 2,639                      $ 3,946
    Ceded unpaid losses and LAE                       73,043                       49,435
    Ceded unearned premiums                            5,541                        3,885
    Ceded reinsurance payable                         (4,268)                      (2,487)
                                                     -------                      -------
    TOTAL                                            $76,955                      $54,779
                                                     =======                      =======

The reinsurance ceded components of the amounts relating to the accompanying income statements are as follows (in thousands):

                                                            Year Ended December 31
                                                    ----------------------------------------
                                                    1995             1994               1993
                                                    ----             ----               ----

    Ceded premiums earned                         $42,086           $17,562           $31,976
    Ceded incurred losses                          25,557            14,114            20,158
    Ceded incurred LAE                             11,700             3,664             3,537

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE D--REINSURANCE--Continued

The effect of reinsurance on premiums written and earned in 1995, 1994 and 1993 was as follows (in thousands) :

                                  1995                    1994                   1993
                                Premiums                Premiums                Premiums
                           -----------------        ------------------       -----------------
                           Written    Earned        Written     Earned       Written    Earned
                           -------    ------        -------     ------       -------    ------
Direct                    $259,222   $235,696      $195,614    $169,893     $141,635   $138,756
Assumed                      5,092      2,610         3,278       4,424        7,115      9,592
Ceded                      (43,557)   (42,086)      (11,604)    (17,562)     (29,931)   (31,976)
                          --------   --------      --------    --------     --------   --------
Net premiums              $220,757   $196,220      $187,288    $156,755     $118,819   $116,372
                          ========   ========      ========    ========     ========   ========

NOTE E--INCOME TAXES

State income taxes represent the amount of current state income taxes incurred.

The Company files a consolidated federal income tax return, which includes the income and expenses of its subsidiaries from the dates of their acquisition.

The components of federal income tax expense are as follows (in thousands):

                                                             Year Ended December 31
                                                       ------------------------------------
                                                       1995              1994          1993
                                                       ----              ----          ----
Federal income tax expense (benefit):
    Current                                          $11,071            $8,958         $9,871
    Deferred                                            (175)           (5,162)        (3,852)
                                                     -------            ------         ------
  TOTAL FEDERAL INCOME TAX EXPENSE                   $10,896            $3,796         $6,019
                                                     =======            ======         ======

A reconciliation of federal income tax expense, based on the prevailing corporate income tax rate of 35% to the federal income tax expense reflected in the accompanying financial statements is as follows (in thousands):

                                                                 Year Ended December 31
                                                          -----------------------------------
                                                          1995            1994           1993
                                                          ----            ----           ----

Income tax at prevailing
  corporate income tax rate
  applied to pre-tax income                            $15,148          $ 7,465        $10,603
Add (deduct) tax effect of:
  Tax-exempt interest income                            (2,754)          (2,726)        (2,828)
  Dividend received deduction                             (634)            (805)          (677)
  State income taxes                                      (410)            (194)          (389)
  1% effective tax rate change                                                            (551)
  Other                                                   (454)              56           (139)
                                                       -------          -------       --------
  TOTAL FEDERAL INCOME TAX EXPENSE                     $10,896          $ 3,796       $  6,019
                                                       =======          =======       ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1995 and 1994 are as follows (in thousands):

                                                              December 31
                                                        -----------------------
                                                        1995               1994
                                                        ----               ----

Deferred tax liabilities:
  Deferred policy acquisition costs                    $ 6,579            $ 4,625
  Net unrealized gains on available-
   for-sale securities                                   4,284
  Other                                                    976                186
                                                       -------            -------
Total deferred tax liabilities                          11,839              4,811

Deferred tax assets:
  Reserve discounting, including
   salvage and subrogation                              26,466             26,341
  Unearned premium reserve                               7,121              5,404
  Net unrealized losses on available-
   for-sale securities                                                      3,396
  Other                                                  1,879                437
                                                       -------            -------

Total deferred tax assets                               35,466             35,578
                                                       -------            -------

Net deferred tax assets                                $23,627            $30,767
                                                       =======            =======

Deferred federal income taxes result from timing differences in the recognition of certain income and expenses for tax and financial statement purposes and are summarized as follows (in thousands):


                                                               Year Ended December 31
                                                          -----------------------------------
                                                          1995          1994             1993
                                                          ----          ----             ----
Reserve discounting, including
  salvage and subrogation                              $  (125)        $(4,997)        $(3,953)
Unearned premium reserve                                (1,718)         (2,137)           (260)
Deferred policy acquisition costs                        1,955           2,258             365
Excess depreciation expense                                220              64              24
Bad debt expense (credit)                                 (404)           (354)             (9)
Other                                                     (103)              4             (19)
                                                       -------        --------        --------

                       TOTAL DEFERRED FEDERAL
                           INCOME TAX BENEFIT           $ (175)        $(5,162)        $(3,852)
                                                        ======         =======         =======

The Company made income tax payments of $12,829,000, $9,330,000, and $13,051,000, in 1995, 1994, and 1993, respectively.

At December 31, 1995, the Company had a capital loss carryforward of $29,000 that expires in 1997.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- Continued
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE F--CREDIT FACILITY

In 1995, the Company obtained a line of credit for $35,000,000 with the Bank of New York . Under this arrangement, the Company borrowed $25,000,000 and used the proceeds to increase the capital in Frontier Insurance. The bank's commitment reduces by $5,000,000 at the end of each of 1996, 1997, and 1998 and expires at the end of 1999. The loan under the arrangement bears an annual interest rate of 6.87%. The interest incurred in 1995 relating to this credit arrangement was $895,000. At December 31, 1995, the outstanding debt is carried at its unpaid principal balance an amount that approximates its fair value.




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued
FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE G--STATUTORY-BASIS CAPITAL AND NET INCOME


A reconciliation of the amounts of Frontier  Insurance's  capital as of December
31, 1995 and 1994, and consolidated net income for each of the three years in the period ended December 31, 1995, on a statutory accounting basis ("SAP") and as reported to the New York Insurance Department to the related GAAP amounts included in the accompanying financial statements, is as follows (in thousands):


                                                                1995                              1994                      1993
                                                       ------------------------          ------------------------          ------
                                                                           Net                               Net             Net
                                                       Capital           Income          Capital           Income          Income
                                                       -------           ------          -------           ------          ------
Frontier Insurance's statutory-basis amounts           $171,362          $24,699        $104,871          $  5,492        $17,104
Add (deduct):
  Deferred policy acquisition costs                      20,637            5,274          15,363             7,267            878
  Nonadmitted assets and unauthorized
     reinsurance                                         14,853                            6,887
  Investment valuation                                   11,346                           (5,890)
  Allowance for doubtful accounts                        (3,506)          (1,154)         (2,237)           (1,011)            13
  Amortization of intangibles                               589              471             118              (147)           118
  Deferred income taxes                                  22,833               49          28,817             4,715          4,480
  Other than temporary market decline                      (490)            (490)

  Frontier Pacific Insurance                              2,351            2,867           1,091             1,839            781
                                                       --------          -------        --------           -------        -------
FRONTIER INSURANCE'S CONSOLIDATED
  GAAP AMOUNTS                                          239,975           31,716         149,020            18,155         23,374
  Company's capital and net income (loss),
    excluding amounts arising from its
    investment in Frontier Insurance                    (10,242)            (505)         41,244            (1,175)           497
                                                       --------          -------        --------           -------        -------
CONSOLIDATED AMOUNTS--GAAP BASIS                       $229,733          $31,211        $190,264           $16,980        $23,871
                                                       ========          =======        ========           =======        =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE H--INVESTMENTS

The major categories of total net investment income are summarized as follows (in thousands):

                                                                  Year Ended December 31
                                                         -------------------------------------
                                                         1995            1994             1993
                                                         ----            ----             ----

Interest and dividends:
  Fixed maturities                                     $28,338          $20,942         $20,277
  Equity securities                                      1,745            3,774           2,196
  Short-term and other investments                       2,529              695             734
Interest expense on funds held                          (2,174)
Limited liability corporation                              535
                                                       -------          -------         -------
    Total interest and dividends                        30,973           25,411          23,207
Less investment expenses                                   938              958             684
                                                       -------          -------         -------
           Net investment income                        30,035           24,453          22,523
Realized capital gains (losses):
  Securities available-for-sale (1995):
    Fixed maturity securities                            1,940              325
    Equity securities                                   (1,920)          (1,743)            367
    Short-term investments                                                   (1)           (150)
       Fixed maturities held-to-maturity
  (held for investment in 1993)                                             (59)           (369)
                                                       -------          -------         -------
    Total realized capital gains (losses)                   20           (1,478)           (152)
                                                       -------          -------         -------
         TOTAL NET INVESTMENT INCOME                   $30,055          $22,975         $22,371
                                                       =======          =======         =======

Gross realized capital gains on available-for-sale securities in 1995 and 1994 and on held-for-investment securities in 1993 were $2,509,000, $987,000, and $1,235,000, respectively. Gross realized capital losses on available-for-sale securities in 1995 and 1994 and on held-for-investment securities in 1993 were $3,164,000, $2,604,000, and $1,558,000, respectively. Also, gross realized capital gains in 1995 and 1994 on held-to-maturity securities were $675 000 and $27,000, respectively, and gross realized capital losses were $-0- and $86,000, respectively, resulting from calls, paydowns, maturities, and sales of these securities.

The change in unrealized (depreciation) appreciation on fixed-maturity securities was $28,490,000, $(25,177,000), and $3,699,000 in 1995, 1994, and
1993, respectively; the corresponding amounts for equity securities were $4,704,000, $(3,896,000), and $(208,000).

At December 31, 1995, bonds and notes with an amortized cost of $14,193,000 were on deposit with various regulatory authorities to meet statutory requirements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE H--INVESTMENTS--Continued
Investments in available-for-sale securities are summarized as follows (in thousands):

                                                         Gross          Gross       Estimated
                                                       Unrealized     Unrealized      Market
                                          Cost           Gains          Losses        Value
                                          ----         ----------     ----------    ---------
At December 31, 1995:
Available-for-sale securities
   Fixed maturity securities:
   U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies          $ 29,602        $ 1,519        $    (3)      $ 31,118
   Obligations of states and
     political subdivisions              189,363          4,154           (611)       192,906
   Foreign governments                        20                                           20
   Corporate securities                  102,667          3,992         (1,395)       105,264
   Mortgage-backed securities            188,404          5,080         (1,390)       192,094
                                        --------        -------        -------       --------
Total fixed maturity securities          510,056         14,745         (3,399)       521,402
Equity securities                         20,132          1,191           (299)        21,024
                                        --------        -------        -------       --------
  TOTAL                                 $530,188        $15,936        $(3,698)      $542,426
                                        ========        =======        =======       ========



At December 31, 1994:
Available-for-sale securities
  Fixed maturity securities:
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies           $  9,292        $    53        $  (580)      $  8,765
  Obligations of states and
    political subdivisions                92,073            445         (3,164)        89,354
  Corporate securities                    11,889              8         (1,290)        10,607
  Mortgage-backed scurities               36,592            117         (1,479)        35,230
                                        --------        -------        -------       --------
Total fixed maturity securities          149,846            623         (6,513)       143,956

Equity securities                         52,458            260         (4,072)        48,646
                                        --------        -------        -------       --------
  TOTAL                                 $202,304      $     883       $(10,585)      $192,602
                                        ========      =========       ========       ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE H--INVESTMENTS--Continued

Investments in held-to-maturity securities are summarized as follows (in thousands):

                                                           Gross        Gross       Estimated
                                                        Unrealized    Unrealized      Market
                                          Cost            Gains         Losses        Value
                                          ----          ----------    ----------    ---------
At December 31, 1994:
Held-to-maturity securities
  Fixed maturity securities
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies         $ 52,589           $101       $ (1,400)      $ 51,290
    Obligations of states and
       political subdivisions             71,597            161         (4,210)        67,548
    Debt securities issued by
       foreign governments                    20                                           20
    Corporate securities                  55,259             85         (5,370)        49,974
    Mortgage-backed securities            22,664            100           (721)        22,043
                                        --------           ----       --------       --------
      TOTAL                             $202,129           $447       $(11,701)      $190,875
                                        ========           ====       ========       ========

At December 31, 1995, the amortized cost and estimated market value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Estimated
                                                          Market
                                            Cost          Value
                                            ----        ---------
                                              (in thousands)
Due in one year or less                  $  5,594        $  5,614
Due after one year to five years           41,974          43,517
Due after five years to ten years         113,005         116,141
Due after ten years                       161,079         164,036
Mortgage backed securities                188,404         192,094
                                         --------        --------
    TOTAL                                $510,056        $521,402
                                         ========        ========


NOTE I--DIVIDEND AND CAPITAL RESTRICTIONS

Cash dividends of Frontier Insurance may be paid only out of its statutory earned surplus, which was approximately $79,538,000 at December 31, 1995. Generally, the payment of dividends is subject to statutory restrictions imposed by New York insurance law. The maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the New York Insurance Department is the lesser of net investment income or 10% of statutory surplus ($171,362,000 at December 31, 1995) as such terms are defined in the New York insurance law. Accordingly, the maximum amount of dividend payable in 1996 by Frontier Insurance to its parent company without prior approval of the New York Insurance Department is $17,136,000.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995

NOTE I--DIVIDEND AND CAPITAL RESTRICTIONS--Continued

At December 31, 1995, $91,824,000 of consolidated capital represented net assets of Frontier Insurance that cannot be transferred in the form of dividends, loans, or advances to the Company. Generally, the net assets of Frontier Insurance available for transfer to the Company are limited to the amounts that Frontier Insurance's net assets, as determined in accordance with statutory accounting practices, exceed certain minimum statutory capital requirements; however, as explained above, payments of such amounts as dividends may be subject to approval by the New York Insurance Department.


NOTE J--STOCK OPTIONS

The Company has adopted stock option plans (the "Plans") under which 807,872 shares of Common Stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option, the expiration date of nonqualified stock options and otherwise administers the Plans. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

Information on stock options, under the Plans, is shown in the following table:

                                        Shares
                                      Outstanding         Exercisable                      Price Range
                                      -----------         -----------                  ------------------
Balances at January 1, 1993              216,093             82,639                     $  3.03 - $12.79
Granted                                  137,268                                         $27.12 - $29.83
Became Exercisable                                           65,689                     $  7.81 - $29.83
Exercised                                (40,053)           (40,053)                    $  3.03 - $10.69
Canceled                                  (5,363)            (5,363)                    $  3.03 - $27.35
                                      ----------         ----------                     ----------------
Balances at December 31, 1993            307,945            102,912                     $  7.81 - $29.83
Granted                                    2,250                                         $30.33 - $30.33
Became Exercisable                                           87,534                     $  7.81 - $29.83
Exercised                                (73,782)           (73,782)                    $  7.81 - $27.35
Canceled                                  (8,975)            (8,975)                    $  7.81 - $23.35
                                      ----------         ----------                     ----------------
Balances at December 31, 1994            227,438            107,689                     $  7.87 - $30.33
Granted                                  159,250                                         $20.75 - $28.75
Became Exercisable                                           72,628                     $  7.87 - $30.33
Exercised                                (41,391)           (41,391)                    $  7.87 - $27.35
Canceled                                 (27,630)           (27,630)                    $  7.87 - $29.83
                                       ---------          ---------                     ----------------
Balances at December 31, 1995            317,667            111,296                     $  9.05 - $30.33
                                        ========           ========                     ================

At December 31, 1995, options to purchase 317,667 shares of Common Stock, at per share exercise prices ranging from $9.05 to $30.33, were outstanding; and at December 31, 1994, options to purchase 227,438 shares of Common Stock, at per share exercise prices ranging from $7.87 to $30.33 were outstanding under the Plans. Options to purchase 111,296 and 107,689 shares of Common Stock were

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995


NOTE J--STOCK OPTIONS--Continued

exercisable at December 31, 1995 and December 31, 1994, respectively, under the Plans. During 1995, 41,391 options were exercised with an average per share exercise price of $9.12.

During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 375,000 and 67,500 shares, respectively, of the Company's Common Stock at $50.00 per share at any time through December 31, 1999, which options were outstanding at December 31, 1995.

The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends.

NOTE K--EMPLOYEE SAVINGS PLAN

The Company sponsors an employee savings plan (401(k)) whereby the Company contributes a base of 2% of the salary of all eligible employees and matches 50% of each eligible employee's personal contribution up to 2% of the employee's salary. The maximum Company contribution, base and match, is 4% of an employee's salary. The plan commenced in 1993, and the Company's contribution expense for 1995 and 1994 was $636,000, and $499,000, respectively.

NOTE L--COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the future minimum rental commitment for operating leases was as follows: 1996--$759,000; 1997--$513,000; 1998--$496,000; 1999--$366,000;
2000--$181,000;  2001--$118,000  and  2002--$18,000.  These  leases  are for the rental of office space, the initial terms of which run five years, with a negotiated renewal option at the end of the term. Total rental expense for 1995, 1994, and 1993 amounted to $720,000, $479,000, and $321,000, respectively.

The Company has been served with several purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors; certain other actions also allege violations of the common law. The complaints relate to the Company's November 8, 1994 announcement of its third quarter financial results and allege that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits. The amount of potential loss is not possible to estimate as of the present due to the fact that these actions allege differing class periods, and until an actual class is certified in the consolidation action, the number of shares impacted by the claims cannot be ascertained. The Company believes the suits are without merit and has retained special legal counsel to contest them vigorously. The Company is involved in other unrelated litigation which is considered incidental to its business. The ultimate outcome of all litigation is not expected to be material in relation to the Company's financial position and results of operations.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1995 and 1994, in conjunction with this repurchase program, the Company acquired 6,000 and 35,400 shares at a cost of $134,000 and $654,000, respectively.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995


NOTE M--NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year. The weighted average shares outstanding have been adjusted retroactively to reflect the effects of the 3 for 2 stock split in June 1994, and the ten percent stock dividend paid in July 1993, and were 13,011,433, 12,992,059, and 11,418,864, shares, respectively, for 1995, 1994, and 1993. The effect of the outstanding stock options are not material and are antidilutive with respect to the computation of the net income per share data.

NOTE N--CONCENTRATIONS

The Company, which is licensed to conduct business in 50 states, attempts to diversify its exposures geographically, as well as across various types of risks. However, its medical malpractice business in the Florida marketplace comprises 9.7% of the Company's gross premiums written and its surety and bond business, which is focused primarily in the California marketplace, accounts for 18.8% of its gross premiums written in 1995. Also, the Company relies primarily on a small number of reinsurers. At December 31, 1995, the Company has outstanding gross reinsurance recoverables of $31,567,000 from its largest reinsurer, Centre Re; however, under the terms of the reinsurance arrangements, Frontier is withholding $28,248,000 of funds due Centre Re. Accordingly, the net outstanding recoverable from Centre Re is $3,319,000.

NOTE O--SUBSEQUENT EVENT

On February 29, 1996, the Company announced that it executed definitive agreements to acquire, through its wholly-owned subsidiary Frontier Insurance, 100% of the stock of United Capitol Holding Company and it's subsidiaries, United Capitol Insurance Company, United Capitol Managers, Inc., and Fischer Underwriting Group, Inc., subject to regulatory approval, at a purchase price of approximately $30,920,000.

SUPPLEMENTAL DATA

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The following is a summary of unaudited quarterly results of operations for 1995 and 1994:

                                               1995                                            1994
                           ------------------------------------------      --------------------------------------------
                              1st          2nd       3rd         4th          1st         2nd         3rd          4th
                           -------      --------    ------     -------     -------      -------      ------      -------
                                               (thousands of dollars, except per share data)

Net premiums earned         $45,754     $46,440     $49,873     $54,153     $35,588     $31,911     $41,428      $47,828
Total net investment
  income                      5,981       7,434       8,168       8,472       5,506       5,978       4,930        6,561
Income (loss)  before
  cumulative
  effect of change in
  accounting principle        6,886       7,785       8,245       8,295       6,740       7,328      (5,080)       7,992
Net income (loss)             6,886       7,785       8,245       8,295       6,740       7,328      (5,080)       7,992

Per share data:
  Income (loss) before
    cumulative effect
    of accounting change        .53         .60         .63         .64         .52         .57        (.39)         .61
  Net income (loss)             .53         .60         .63         .64         .52         .57        (.39)         .61



Earnings per share information is based on the weighted average number of shares outstanding for the period and have been adjusted to reflect the effects of stock dividends and stock splits. The effect of stock options was nondilutive to the computation of earnings per share information.

The 1994 third quarter results were adversely affected by a $17,500,000 addition to loss reserves due to unfavorable development in medical malpractice claims in Florida.

In the fourth quarter of 1995, the Company increased prior year's reserves by approximately $19,000,000, which was entirely offset by subrogation recoverable recognized in connection with the favorable Court of Appeals decision.

SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

December 31, 1995



                  Column A                              Col. B         Col. C.        Col. D.
- --------------------------------------------------   ----------       ----------    ---------------
                                                                                    Amount at Which
                                                                                      Shown in the
              Type of Investment                       Cost(1)         Value(2)      Balance Sheet
- --------------------------------------------------   ----------       ----------    ---------------
Available-for-sale securities
  Fixed maturity securities:
    U.S. Treasury securities and obligations of
       U.S. Government corporations and agencies      $  29,602       $  31,118         $  31,118
    Obligations of states and political subdivisions    189,363         192,906           192,906
    Foreign governments                                      20              20                20
    Corporate securities                                102,667         105,264           105,264
    Mortgage-backed securities                          188,404         192,094           192,094
                                                      ---------       ---------         ---------

    Total Fixed Maturity Securities                     510,056         521,402           521,402

    Equity Securities                                    20,132          21,024            21,024
                                                      ---------      ----------        ----------
      TOTAL AVAILABLE-FOR-SALE SECURITIES               530,188         542,426           542,426

Short-term investments                                    7,353           7,353             7,353
                                                     ----------     -----------       -----------
Investment in limited liability  corporation              2,935 (3)       2,935             2,935
                                                     ----------     -----------       -----------

  TOTAL INVESTMENTS                                    $540,476        $552,714          $552,714
                                                       ========        ========          ========


(1)  Original  cost  of  equity  and  short-term  securities  and,  as to  fixed
     maturities,   original  cost  reduced  by   repayments   and  adjusted  for
     amortization of premiums or accrual of discounts.

(2) Fair values are based on quoted market values, where available, except short-term investments which cost approximates fair value. The amount shown for the limited liability corporation is based on book value.

(3) Accounted for under the equity method based on the GAAP results of operations plus the original cost.

SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)


BALANCE SHEETS

                                                                      December 31
                                                          ---------------------------------
                                                                 1995                1994
                                                          ------------------     ----------
ASSETS                                                              (in thousands)
Investments in subsidiaries                                 $239,557              $148,873
Securities, available for sale--at fair value
  Equity securities (cost: 1994--$29,859,000)                                       26,729
Investment in limited liability corporation                    2,935
Investment in partnership                                         47                 4,064
Short-term investments--(principal balances which
   approximate fair value)                                     1,129
Cash                                                              99                 2,250
Equipment and software--at cost, less accumulated
   depreciation (1995--$2,046,000;1994--$1,103,000)            5,589                 4,898
Insurance renewal and claims adjusting
   rights and other intangible assets,
   less accumulated amortization
   (1995--$2,370,000; 1994--$1,525,000)                        3,082                 3,501
Real estate                                                      853                   458
Other assets                                                   4,889                 1,550
                                                            --------              --------
  TOTAL ASSETS                                              $258,180              $192,323
                                                            ========              ========
LIABILITIES AND CAPITAL
LIABILITIES
   Note payable                                            $  25,000
   Accrued expenses and other liabilities                      3,447            $    2,059
                                                           ---------            ----------
   TOTAL LIABILITIES                                          28,447                 2,059

CAPITAL
   Preferred Stock, par value $.01 per share;
     authorized and unissued--1,000,000 shares
  Common Stock; par value $.01 per share;
     authorized--20,000,000 shares; issued
     and outstanding (1995--13,062,501 shares;
     1994--13,021,058 shares)                                    130                   130
   Additional paid-in capital                                167,587               167,209
   Net unrealized appreciation (depreciation)
     of investments in available-for-sale
     securities (net of tax)                                   7,955                (6,307)
Retained earnings                                             54,849                29,886
                                                           ---------             ---------
   SUBTOTAL                                                  230,521               190,918
     Less:  Treasury stock--at cost
       (1995--41,400 shares; 1994--35,400 shares)               (788)                 (654)
                                                           ---------             ---------
  TOTAL CAPITAL                                              229,733               190,264
                                                           ---------             ---------

  TOTAL LIABILITIES AND CAPITAL                             $258,180              $192,323
                                                            ========              ========

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Frontier Insurance Group, Inc. and Subsidiaries.

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)


STATEMENTS OF INCOME

                                                         Year Ended December 31
                                                ---------------------------------------------
                                                   1995              1994             1993
                                                ---------        ------------       ---------
REVENUES
  Dividend income from subsidiary                                                   $  2,000
  Investment income                              $   1,544        $    2,296           1,141
  Realized capital losses                             (377)           (1,259)           (146)
                                                ---------          --------         --------
                            TOTAL REVENUES           1,167             1,037           2,995

EXPENSES
  Operating and administrative                         714               944             632
  Interest expense - Note payable                      895
                                                ---------          --------         --------
                            TOTAL EXPENSES           1,609               944             632

     INCOME (LOSS) BEFORE FEDERAL
      INCOME TAXES AND EQUITY
      IN UNDISTRIBUTED INCOME OF
      SUBSIDIARIES                                   (442)               93            2,363

Federal income tax (benefit)                         (207)(1)            20               71
                                                ---------          --------         --------

    INCOME (LOSS) BEFORE EQUITY
      IN UNDISTRIBUTED INCOME
      OF SUBSIDIARIES                                (235)               73            2,292

Equity in undistributed
  income of subsidiaries                           31,446            16,907           21,579
                                                ---------          --------         --------

      NET INCOME                                  $31,211           $16,980          $23,871
                                                  =======           =======          =======


(1) Under the terms of its tax sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Frontier Insurance Group, Inc. and Subsidiaries.

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                 ---------------------------------------------
                                                       1995             1994              1993
                                                  ----------      -----------          --------
OPERATING ACTIVITIES
 Income (loss) before equity in
  undistributed income of subsidiaries           $    (235)        $      73           $ 2,292
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Change in federal income taxes                    2,447            (1,502)              422
   Depreciation and amortization                     1,788               977             1,025
   Prepaid expenses                                   (100)                2                 8
   Change in due to (from) subsidiaries             (4,838)            1,950            (1,292)
   Realized capital losses                             377             1,259               146
   Other                                               821              (146)              254
                                                   -------            ------           -------
          NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES                       260             2,612             2,855
INVESTING ACTIVITIES
 Capital contribution to subsidiary                (19,445)(1)                         (10,000)
 Acquisition of policy renewal rights                 (426)           (3,427)
(Purchases) sales of equity securities               4,017              (864)          (32,561)
 Purchases of equipment                             (1,634)           (1,209)           (4,611)
 Investment in limited liability corporation        (2,400)
 Purchase of real estate                              (395)
 Net (purchases) sales of
  short-term investments                            (1,129)           10,406            (9,981)
                                                   -------            ------           -------

       NET CASH PROVIDED BY
  (USED IN) INVESTING ACTIVITIES                   (21,412)            4,906           (57,153)
FINANCING ACTIVITIES
 Proceeds from credit arrangement                   25,000
 Purchase of Treasury Stock                           (134)             (654)
 Issuance of Common Stock                              378               590            59,130
 Cash dividends paid                                (6,243)           (5,717)           (4,360)
                                                   -------            ------           -------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                         19,001            (5,781)           54,770
                                                   -------         ---------          --------
      INCREASE (DECREASE) IN CASH                   (2,151)            1,737               472
 Cash at beginning of year                           2,250               512                40
                                                    -------            ------           -------
     CASH AT END OF YEAR                           $    99          $  2,250           $   512
                                                   =======          ========           =======


(1) In conjunction with the cash capital contribution, the Company transferred $28.0 million of equity securities to its subsidiary, for a total contribution of $47.4 million.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Frontier Insurance Group, Inc. and Subsidiaries.

SCHEDULE IV--REINSURANCE

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                         (amounts in thousands)

        Col. A                  Col. B                 Col. C            Col. D        Col. E
- -----------------            ----------     ------------------------   ----------   ------------
                                                                                     Percentage
                                              Ceded to       Assumed                 of Amount
                                 Gross          Other       from Other     Net       Assumed to
  Description                    Amount      Companies      Companies    Amount         Net
- -----------------            ----------     ------------------------   ----------   ------------
Year Ended December 31, 1995:
  Premiums written:
    Medical malpractice        $ 117,431       $18,049                  $  99,382
    General liability             65,900        12,841        $3,813       56,872        6.7%
    Surety                        49,137         5,734           142       43,545        0.3
    Workers' compensation         11,047         1,683           569        9,933        5.7
    Other                         15,707         5,250           568       11,025        5.2
                                --------      --------       -------   ----------        ---
      TOTAL                     $259,222       $43,557        $5,092    $ 220,757        2.3%
                                ========      ========        ======    =========        ===

Year Ended December 31, 1994:
  Premiums written:
    Medical malpractice         $ 90,107        $2,338                   $ 87,769
    General liability             45,072         4,419     $      46       40,699        0.1%
    Surety                        36,871           388           296       36,779        0.8
    Workers' compensation         12,940         1,087         2,704       14,557       18.6
    Other                         10,624         3,373           233        7,484        3.1
                                --------       -------      --------     --------        ---
      TOTAL                     $195,614       $11,605      $  3,279     $187,288        1.8%
                                ========       =======      ========     ========        ===

Year Ended December 31, 1993:
  Premiums written:
    Medical malpractice         $ 68,079      $ 14,161                  $  53,919
    Workers' compensation         20,285         5,130       $ 6,947       22,102       31.4%
    Surety                        22,149           530           198       21,817        0.9
    General liability             22,046         5,325           (16)      16,705       (0.1)
    Other                          9,076         4,785           (14)       4,276       (0.3)
                              ----------      --------         -----     --------       ----
      TOTAL                     $141,635       $29,931        $7,115     $118,819        6.0%
                                ========       =======        ======     ========        ====

                                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                                   (amounts in thousands)


- -----------------------------------------------------------------------------------------------------------------------------------
               COL. A                            COL. B                     COL. C                         COL. D       COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                            -----------------------------------------
        Description                         Balance at            (1)                    (2)             Deductions   Balance at
                                           Beginning of     Charged to Costs        Charged to Other      Describe      end of
                                              Period          and Expenses          Accounts-Describe                   Period
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts          $2,237           $1,154                                                  $3,391
      Allowance for possible reinsurance
        uncollectible amounts                     115                                                                      115

Year Ended December 31, 1994:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts           1,240              997                                                   2,237
      Allowance for possible reinsurance
        uncollectible amounts                     101               14                                                     115

Year Ended December 31, 1993:
  Reserves and allowances deducted from
    asset accounts:
      Allowance for doubtful accounts           1,307                                                      67 (a)        1,240
      Allowance for possible reinsurance
        uncollectible amounts                      47               54                                                     101






(a)--Recovered during the period

                SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS




                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                              (Net of Reinsurance)

     Col. A           Col. B       Col. C     Col. D   Col. E    Col. F   Col. G         Col. H           Col. I   Col. J   Col. K
- ----------------    --------     ---------    ------  -------- --------- -------   ------------------   --------  --------  -------
                                                                                   Claims and Claim
                                   Net                                            Adjustment Expenses Amortization
                    Deferred  Unpaid Claims Discount,                     Total  Incurred Related to  of Deferred Paid Claims
                     Policy     and Claim   if any,     Net                Net      (1)       (2)       Policy     and Claim   Net
 Affiliation      Acquisition  Adjustment Deducted in Unearned  Earned Investment Current    Prior   Acquisition Adjustment Premiums
with  Registrant     Costs      Expenses   Column C   Premiums Premiums   Income    Year     Years      Costs      Expenses  Written
- ----------------- -----------  ---------  ---------- --------- -------- --------- --------- ---------   --------  --------- --------
1995 Consolidated   $18,797     $294,393             $101,741  $196,220    30,055  $126,764   $(7,514)   $42,258   $93,559   220,757
1994 Consolidated    13,213      263,202               77,339   156,755    22,975    97,044    13,874     30,463    64,202   187,288
1993 Consolidated     6,820      216,486               46,672   116,372    22,371    74,267     3,314     17,327    46,169   118,819

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRONTIER INSURANCE GROUP, INC.

                                      By:   /s/    WALTER A. RHULEN
                                          --------------------------------
                                                      Walter A. Rhulen
                                           Chairman of the Board and President

                                           Date:   March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature and Title                         Date
                  ---------------------                      ------

        /s/            WALTER A. RHULEN                   March 27, 1996
        ----------------------------------------
                    Walter A. Rhulen
            Chairman of the Board, President
                      and Director
              (Principal Executive Officer)


        /s/              PETER L. RHULEN                  March 27, 1996
        ----------------------------------------
                     Peter L. Rhulen
               Vice President and Director


        /s/           LAWRENCE E. O'BRIEN                 March 27, 1996
        ----------------------------------------
                   Lawrence E. O'Brien
                        Director


        /s/            DOUGLAS C. MOAT                    March 27, 1996
        ----------------------------------------
                     Douglas C. Moat
                        Director


        /s/            DENNIS F. PLANTE                   March 27, 1996
        ----------------------------------------
                    Dennis F. Plante
              Sr. Vice President - Finance
                      and Treasurer
        (Principal Financial and Accounting Officer)



                                INDEX TO EXHIBITS


3.1(a)   Copy of Registrant's Restated Certificate of Incorporation.........................  (1)

3.2      Copy of Registrant's By-Laws.......................................................  (2)

10.1     Copy of Registrant's Stock Option Plan, including forms of option..................  (1)

10.2(a)  Copy of Employment Agreement between Registrant
             and Walter A. Rhulen...........................................................  (5)

10.6     Copy of Registrant's Profit Sharing Plan...........................................  (2)

10.7     Copy of Asset Purchase Agreement between Registrant
             and Rhulen Agency, Inc.........................................................  (3)

10.8     Copy of Insurance Placement Agreement between Frontier
             Insurance Company and Markel Service, Incorporated.............................  (3)

10.9     Copy of Agency Agreement between Frontier Insurance Company and Markel Service, Incorporated...............................................  (3)

10.10    Copy of Registrant's 1992 Incentive and Non-Incentive
             Stock Option Plan..............................................................  (4)

10.11    Copy of Division of Business and Non-Competition Agreement
             between Markel Service, Inc. and Frontier Insurance Company....................  (4)

10.12    Description of Registrant's Executive Bonus Plan...................................  (5)

10.13    Copy of Credit Agreement between Registrant and The Bank of New York...............

11       Computation of Per Share Earnings

21(a)    List of Registrant's Subsidiaries

23       Consent of Independent Auditors



29 Schedule P of Annual Statement for year ended December 31, 1995, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of Regulation ST, of Frontier Insurance Company and of Frontier Pacific
         Insurance  Company,  as filed  with the New York  State  Department  of
         Insurance and the California Department of Insurance, respectively

- ---------------------
(1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-7340) and incorporated herein by reference.

(2) Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

(3) Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

(4) Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(5) Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.