Form 10-Q
period 1996-03-31
FRONTIER INSURANCE GROUP INC
filed 1996-05-14
CIK 797496

- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

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

      [x] Yes                                                 [  ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 13,1996 was 13,111,516.

- -------------------------------------------------------------------------------



                                        Page 1 of 16 pages

                         FRONTIER INSURANCE GROUP, INC.







                                INDEX                                                       PAGE
                                -----                                                       ----
PART I-   FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                (Unaudited) March 31, 1996 and December 31, 1995.......................      3-4

                Consolidated Statements of Income (Unaudited) for
                the Three Months Ended March 31, 1996 and 1995.........................        5

                Consolidated Statements of Cash Flows (Unaudited)
                for the Three Months Ended March 31, 1996 and 1995.....................        6

                Notes to Consolidated Financial Statements (Unaudited).................      7-9

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................    10-14


PART II-  OTHER INFORMATION

    Item 1.     Legal Proceedings......................................................       15

    Item 2.     Changes in Securities..................................................       15

    Item 3.     Defaults upon Senior Securities........................................       15

    Item 4.     Submission of Matters to a Vote of Security Holders....................       15

    Item 5.     Other Information......................................................       15

    Item 6.     Exhibits and Reports on Form 8-K.......................................       15

    Signature   .......................................................................       16

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                          (in thousands)
                                                                    March 31,       December 31,
                                                                      1996              1995
                                                                    ---------       ------------
                                                                   (Unaudited)
Investments:
 Securities, Available for sale--at fair value
 Fixed maturities (amortized cost: 1996--$525,105; 1995--$510,056)    $527,661         $521,402
    Equity securities-(cost 1996 $23,617
       1995--$20,132);                                                  24,381           21,024
    Short-term investments--at principal
        balances, which approximate fair value                           9,546            7,353
 Investment in limited liability corporation                             3,115            2,935
                                                                      --------         --------
        TOTAL INVESTMENTS                                              564,703          552,714

Cash
Agents' balances due, less                                               2,532            5,115
    allowances for doubtful accounts
    (1996--$3,478; 1995--$3,346)                                        25,014           25,779
Premiums receivable from insureds,
    less allowances for doubtful accounts
    (1996--$30; 1995--$105)                                             25,024           24,177
Deferred federal income tax benefits                                    25,395           23,627
Accrued investment income                                                6,824            7,458
Deferred policy acquisition costs                                       21,155           18,797
Net reinsurance recoverables
    less allowances for possible uncollectible
     amounts (1996--$115; 1995--$115)                                   91,154           76,955
Data processing equipment and software--at cost,
    less accumulated depreciation and amortization
    (1996--$2,387; 1995--$2,259)                                         1,381            1,434
Insurance renewal and claims adjusting rights and
    other intangible assets, less accumulated
    amortization (1996--$2,587; 1995--$2,370)                            2,865           3,082
Home office building and equipment--
    at cost, less accumulated depreciation
    (1996--$5,513;  1995--$5,031)                                       27,721           28,043
Federal income taxes recoverable                                                            217
Other assets                                                             4,881            5,950
                                                                      --------         --------
        TOTAL ASSETS                                                  $798,649         $773,348
                                                                      ========         ========

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                                    March 31,       December 31,
                                                                      1996              1995
                                                                    --------        ------------
                                                                   (Unaudited)
LIABILITIES
  Policy liabilities:
    Unpaid losses                                                    $322,561          $309,164
    Unpaid loss adjustment expenses                                    60,670            58,272
    Unearned premiums                                                 110,241           107,282
                                                                      -------         ---------
         TOTAL POLICY LIABILITIES                                     493,472           474,718

  Note payable                                                         25,000            25,000
  Funds withheld under reinsurance contract                            34,208            28,226
   Federal income taxes payable                                         1,829
   Cash dividend payable to shareholders                                1,573             1,568
   Other liabilities                                                   10,431            14,103
                                                                     --------         ---------
       TOTAL LIABILITIES                                              566,513           543,615

COMMITMENTS AND CONTINGENT LIABILITIES

CAPITAL--
    Preferred Stock, par value $.01
       per share; authorized and
       unissued--1,000,000 shares
    Common Stock, par value $.01 per share;
       authorized--20,000,000 shares; issued
       (1996--13,068,205 shares; 1995--13,062,501 shares)                 131               130
    Additional paid-in capital                                        168,090           167,587
    Net unrealized appreciation/(depreciation)
       of investments in available-for-sale securities                  2,158             7,955
    Retained earnings                                                  62,545            54,849
                                                                     --------         ---------
       SUBTOTAL                                                       232,924           230,521
    Less:  Treasury stock--at cost (1996--41,400 shares;
       1995--41,400 shares)                                              (788)             (788)
                                                                     --------         ---------
                 TOTAL CAPITAL                                        232,136           229,733
                                                                     --------         ---------

                 TOTAL LIABILITIES AND CAPITAL                       $798,649          $773,348
                                                                     ========          ========

    Book Value per share                                               $17.76            $17.59
                                                                       ======            ======

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                        Three Months
                                                                       Ended March 31,
                                                                  -----------------------
                                                                    1996            1995
                                                                    ----            ----
REVENUES
  Premiums written                                                $74,860         $57,258
  Premiums ceded                                                  (13,131)         (9,088)
                                                                  -------          ------
         NET PREMIUMS WRITTEN                                      61,729          48,170
  Increase in unearned premiums                                    (3,435)         (2,416)
                                                                  -------         -------
         NET PREMIUMS EARNED                                       58,294          45,754
  Net investment income                                             7,786           6,737
  Net realized capital gains (losses)                                 691            (756)
                                                                  -------        --------
         TOTAL NET INVESTMENT INCOME                                8,477           5,981
  Gross claims adjusting income                                        25              36
                                                                  -------        --------
         TOTAL REVENUES                                            66,796          51,771

EXPENSES
  Losses                                                           26,512          21,493
  Loss adjustment expenses                                          8,931           6,942
  Amortization of policy acquisition costs                         12,381           9,689
  Underwriting and other expenses                                   5,791           4,593
  Interest Expense                                                    441
                                                                  -------         -------
TOTAL EXPENSE                                                      54,056          42,717

INCOME BEFORE INCOME TAXES                                         12,740           9,054

INCOME TAXES
  State                                                               115             (49)
  Federal                                                           3,361           2,217
                                                                  -------        --------
         TOTAL  INCOME TAXES                                        3,476           2,168
                                                                  -------        --------
         NET INCOME                                                $9,264          $6,886
                                                                   ======          ======

PER SHARE DATA
  Operating Income                                                   $.68            $.57
  Net realized capital gains (losses)                                 .03            (.04)
                                                                     ----            ----

         NET INCOME                                                  $.71            $.53
                                                                     ====            ====

WEIGHTED AVERAGE SHARES OUTSTANDING                                13,047          12,997
                                                                   ======          ======

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                        Three Months
                                                                        Ended March 31,
                                                                 -------------------------
                                                                    1996            1995
                                                                    ----            ----
OPERATING ACTIVITIES
  Net income                                                      $9,264           $ 6,886
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                            18,754            15,039
        Increase (decrease) in federal income taxes                  278             4,814
        Decrease (increase) in reinsurance balances               (8,217)           (1,132)
        (Increase) decrease in agents' balances and
          premiums receivable                                        (82)            2,423
        Change in deferred policy acquisition costs               (2,358)             (581)
        Decrease (increase) in accrued investment income             634               (98)
        Depreciation and amortization                                938               671
        Realized capital (gains) losses                             (691)              756
        Other                                                     (2,675)             (273)
                                                                --------          --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               15,845            28,505

INVESTING ACTIVITIES
  Sales of equity securities                                       5,534             1,256
  Sales of available for sale securities                          17,217             6,412
  Calls, maturities and paydowns of fixed maturities              21,825            33,521
  Purchases of securities                                        (59,512)          (61,449)
  Net( purchases) sales of short-term investments                 (2,193)          (10,050)
  Purchase of home office building and equipment                    (160)              725
  Purchase of data processing equipment and software                 (75)               90
                                                                --------          --------
          NET CASH (USED IN)  INVESTING ACTIVITIES               (17,364)          (29,495)

FINANCING ACTIVITIES
  Cash dividends paid                                             (1,568)           (1,563)
  Issuance of Common Stock                                           504               226
                                                                --------          --------
          NET CASH (USED IN)  FINANCING ACTIVITIES                (1,064)           (1,337)
                                                                --------          --------

          INCREASE (DECREASE) IN CASH                             (2,583)           (2,327)
CASH AT BEGINNING OF PERIOD                                        5,115             6,362
                                                                --------          --------

CASH AT END OF PERIOD                                             $2,532            $4,035
                                                                  ======            ======

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements, as follows:

  Declaration       Record       Payment             Type of             Cash        Number of
     Date            Date         Date              Dividend             Paid     Shares Issued
  -----------       ------       -------            --------             ----     -------------
    08/11/94       09/30/94     10/20/94       $.12 per share cash      $1,562           N/A
    11/22/94       12/30/94     01/19/95       $.12 per share cash      $1,558           N/A
    03/16/95       03/31/95     04/20/95       $.12 per share cash      $1,561           N/A
    05/18/95       06/30/95     07/20/95       $.12 per share cash      $1,567           N/A
    08/17/95       09/29/95     10/19/95       $.12 per share cash      $1,567           N/A
    11/16/95       12/29/95     01/18/96       $.12 per share cash      $1,568           N/A
    03/28/96       04/08/96     04/30/96       $.12 per share cash      $1,573           N/A


4. At March 31, 1996, options to purchase 274,696 shares of Common Stock, at per share exercise prices ranging from $12.79 to $31.88, were outstanding, compared to options to purchase 338,549 shares of Common Stock, at per share exercise prices ranging from $7.87 to $30.33, outstanding at March 31, 1995 under the Company's stock option plans (the "Plans"). Options to purchase 96,576 and 96,541 shares of Common Stock were exercisable at March 31, 1996 and March 31, 1995, respectively, under the Plans.

During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 375,000 and 67,500 shares, respectively, of the Company's Common Stock at $50.00 per share at any time through December 31, 1999, which options were outstanding at March 31, 1996.

The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended March 31, 1996 and 1995, such earned commissions accrued were $92,000 and ($186,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended March 31, 1996 and 1995, claims adjusting expenses included with underwriting and other expenses amounted to $44,000 and $94,000, respectively.

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                                      March 31, 1996        December 31, 1995
                                                      --------------        -----------------
                                                                 (in thousands)
    Ceded paid losses recoverable                          $ 6,730                $  2,639
    Ceded unpaid losses and LAE                             80,509                  73,043
    Ceded unearned premiums                                  5,065                   5,541
    Ceded reinsurance payable                               (1,150)                 (4,268)
                                                           -------                --------

         TOTAL                                             $91,154                 $76,955
                                                           =======                 =======


     The  reinsurance   ceded   components  of  the  amounts   relating  to  the
     accompanying income statements were as follows:


                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                             1996                    1995
                                                             ----                    ----
                                                                   (in thousands)
    Ceded premiums earned                                 $ 12,292                  $9,112
    Ceded incurred losses                                 $  9,647                  $5,082
    Ceded incurred LAE                                    $  3,218                  $2,257

    The effect of reinsurance on premiums written and earned at March 31, 1996 and 1995 was as follows:

                                                 Three Months Ended March 31,
                                     --------------------------------------------------------
                                             1996                              1995
                                            Premiums                          Premiums
                                     -----------------------          -----------------------
                                      Written        Earned           Written         Earned
                                     --------       --------          -------        --------
                                                              (in thousands)
    Direct                           $73,395        $68,140           $56,055         $54,256
    Assumed                            1,465          2,446             1,203             610
    Ceded                            (13,131)       (12,292)           (9,088)         (9,112)
                                     -------        -------            ------           -----
    Net                              $61,729        $58,294           $48,170         $45,754
                                     =======        =======           =======         =======

8. During the first quarter of 1996, the Company adopted FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets an for Long-Lived Assets to be Disposed of, "("FASB 121") requires impairment losses to be recorded on long-lived assets, certain identifiable intangibles, and goodwill related to those assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The adoption of FASB 121 did not have a material impact on the accounting for Long-Lived Assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                         Three Months           Increase(Decrease)
                                                       Ended March 31,             1995  to  1996
                                                   -----------------------      -----------------
                                                     1996          1995         Amount        %
                                                    ------        ------       --------     -----
                                                             (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                             $24,098       $20,527         $3,571      17.4
General liability                                   16,910        10,040          6,870      68.4
Surety                                              11,648         9,653          1,995      20.7
Workers' compensation                                3,049         3,895           (846)    (21.7)
Other                                                2,589         1,639            950      58.0
                                                 ---------      --------     ----------
                   Total                           $58,294       $45,754        $12,540      27.4
                                                   =======       =======        =======


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined
Ratio") for the periods indicated:

                                             Statutory Combined Ratio      GAAP Combined Ratio
                                             ------------------------      -------------------
                                                    Three Months               Three Months
                                                  Ended March 31,             Ended March 31,
                                             ------------------------      --------------------
                                               1996           1995           1996         1995
                                               ----           ----           ----         ----
Losses                                          45.5%         47.0%           45.5%       47.0%
Loss adjustment expenses (LAE)                  14.0          14.3            15.3        15.2
                                                ----          ----            ----        ----
Losses and LAE                                  59.5          61.3            60.8        62.2
Acquisition, underwriting, interest, and
  other expenses                                31.9          30.3            31.2        31.2
                                                ----          ----            ----        ----
Total combined ratio                            91.4%         91.6%           92.0%       93.4%
                                                ====          ====            ====        ====

A variety of factors accounted for the 27.4% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, partially offset by a decrease in worker's compensation and by the ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract, pursuant to which 13.5% of earned premiums for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds are ceded.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, greater penetration of the Ohio physician market, growth in the dental program endorsed by the Academy of General Dentistry, rate increases in Florida and expansion in other geographic areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, alarms and guards, pest control, umbrella, and excess employer's liability. These increases were partially offset by a decrease in net premiums earned in the crane operator liability program.

Growth in surety net premiums earned continued in 1996, and was primarily attributable to expanded writings of license and permit bonds, and of bonds for small contractors, miscellaneous bonds, and bail bonds also showing substantial percentage increases.

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

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, and in the earthquake program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains increased 15.6% due principally to increases in investable assets resulting from the proceeds of the $25 million borrowed in June, 1995, under a line of credit facility, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 41.7% due to the aforementioned increase in net investment income and the realization of capital gains in the 1996 period compared to realized capital losses in the 1995 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.5% from 6.9%, primarily as the result of generally lower interest rates available for funds invested in 1995 and early 1996, and the impact of higher yielding investments which mature or which are called for redemption being reinvested at the lower rates. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 4.9% from 5.5%, primarily for the reasons described above.

Gross claims adjusting income decreased 30.6% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 29.0% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Total expenses increased by 26.5% compared to the 27.4% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 24.6% rate as a result of a 23.4% increase in losses and a 28.7% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively, which resulted in a loss and LAE component of the GAAP Combined Ratio 1.4 percentage points lower than in the comparable 1995 period. The 28.7% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 27.8% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 26.1% increase in underwriting, other expenses, and interest expense was primarily the result of the interest asssociated with the $25 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth and salary increases. Since the non- claim related expenses increased at a percentage equivalent to that of earned premiums, the non-claim related component of the GAAP Combined Ratio was comparable to the 1995 period. The total GAAP Combined Ratio decreased by 1.4 percentage points to 92.0% as a result of the above.

The foregoing changes resulted in income before taxes of $12,740,000 for the 1996 quarter. A 41.5% increase from the comparable 1995 quarter. Net income for the period increased by $2,378,000 or 34.5%.

Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions, and dividends to shareholders.

At March 31, 1996, $798.6 million in total assets were comprised of the following: 71.0% cash and investments, 11.4% net reinsurance recoverables, 6.3% premiums receivable, 3.5% home office building and equipment, 5.8% deferred expenses (federal income taxes and policy acquisition costs), and 2.0% other assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1996:


                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                   ------            -------------        ----------
                                                         (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
          of $15,266)                         $324,207             $324,207             61.5%
AA/Aa                                           83,868               83,868             15.9
A/A                                             81,380               81,380             15.4
BBB/Baa                                         37,418               37,418              7.1
All other                                          788                  788              0.1
                                              --------             --------            -----
          Total                               $527,661             $527,661            100.0%
                                              ========             ========            =====


Cash flow generated from operations for the three-month periods ended March 31, 1996 and 1995 was $15.8 million, and $28.5 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the three-month periods ended March 31, 1996 and 1995 were $1,573,000 and $1,562,000, respectively.

Reinsurance

Frontier has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. During the first quarter 1996 and 1995 the Company ceded 13.5% and 14% of the earned premiums from the covered lines of business to Centre Re, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of
Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursements of certain claims previously paid; accordingly, effective December 31, 1995, Frontier recorded a subrogation recoverable of approximately $19,000,000 representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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


Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.


Item 5.    Other Information

On February 29, 1996, the Company announced that it executed definitive agreements to acquire, through its wholly owned subsidiary, Frontier Insurance Company, 100% of the stock of United Capital Holding Company, and pursuant to a second and independent transaction a 33% ownership interest in Townsquare Title Insurance Services.

The acquisition of United Capital for $30.92 million includes its respective subsidiaries, United Capital Insurance Company, United Capital Managers, Inc., and Fischer Underwriting Group, Incorporated. The transaction, subject to regulatory approval, is expected to close in May 1996.


Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits.

                None.

           b.   Reports on Form 8-K.

                None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 13, 1996                                Frontier Insurance Group, Inc.
                                                  ------------------------------
                                                            (Registrant)




                                            By:   /s/ Walter A. Rhulen
                                                  ----------------------------
                                                  Walter A. Rhulen
                                                  Chairman of the Board and
                                                   President and Acting
                                                   Principal Financial Officer