Form 10-Q
period 1996-06-30
FRONTIER INSURANCE GROUP INC
filed 1996-08-14
CIK 797496

- -------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to


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

                 [x] Yes                          [ ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 9,1996 was 14,429,729.



- --------------------------------------------------------------------------------



                               Page 1 of 20 pages

                         FRONTIER INSURANCE GROUP, INC.







                                      INDEX

                                                                                            PAGE

PART I-   FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                June 30, 1996 (Unaudited) and December 31, 1995........................      3-4

                Consolidated Statements of Income (Unaudited) for
                the Three Months and Six Months  Ended June 30, 1996 and 1995..........        5

                Consolidated Statements of Cash Flows (Unaudited)
                for the Six Months Ended June 30, 1996 and 1995........................        6

                Notes to Consolidated Financial Statements (Unaudited).................      7-9

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................    10-17


`PART II-  OTHER INFORMATION

    Item 1.     Legal Proceedings......................................................       18

    Item 2.     Changes in Securities..................................................       18

    Item 3.     Defaults upon Senior Securities........................................       18

    Item 4.     Submission of Matters to a Vote of Security Holders....................       18

    Item 5.     Other Information......................................................       18

    Item 6.     Exhibits and Reports on Form 8-K.......................................       19

    Signature   .......................................................................       20


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                                    June 30,        December 31,
                                                                      1996              1995
                                                                      ----              ----
                                                                   (Unaudited)
Investments:
 Securities, Available for sale--at fair
      value Fixed maturities (amortized cost:
      1996--571,783; 1995--$510,056)                                  $569,122         $521,402
    Equity securities-(cost 1996--$29,133
       1995--$20,132);                                                  30,266           21,024
    Short-term investments--at principal
        balances, which approximate fair value                          32,908            7,353
 Investment in limited liability corporation                             3,290            2,935
                                                                      --------         --------
        TOTAL INVESTMENTS                                              635,586          552,714

Cash
Agents' balances due, less                                               2,046            5,115
    allowances for doubtful accounts
    (1996--$3,537; 1995--$3,346)                                        32,563           25,779
Premiums receivable from insureds,
    less allowances for doubtful accounts
    (1996--$18; 1995--$105)                                             25,702           24,177
Deferred federal income tax benefits                                    33,024           23,627
Accrued investment income                                                7,689            7,458
Deferred policy acquisition costs                                       21,650           18,797
Net reinsurance recoverables
    less allowances for possible uncollectible
     amounts (1996--$182; 1995--$115)                                  143,826           76,955
Data processing equipment and software--at cost,
    less accumulated depreciation and amortization
    (1996--$2,515; 1995--$2,259)                                         1,479            1,434
Insurance renewal and claims adjusting rights and
    other intangible assets, less accumulated
    amortization (1996--$2,804; 1995--$2,370)                            2,641           3,082
Home office building and equipment--
    at cost, less accumulated depreciation
    (1996--$5,995;  1995--$5,031)                                       28,446           28,043
Federal income taxes recoverable                                           398              217
Other assets                                                            15,109            5,950
                                                                      --------         --------
        TOTAL ASSETS                                                  $950,159         $773,348
                                                                      ========         ========

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                                    June 30,        December 31,
                                                                      1996              1995
                                                                      ----              ----
                                                                   (Unaudited)
LIABILITIES
  Policy liabilities:
    Unpaid losses                                                    $407,890          $309,164
    Unpaid loss adjustment expenses                                    85,931            58,272
    Unearned premiums                                                 128,418           107,282
                                                                    ---------         ---------
         TOTAL POLICY LIABILITIES                                     622,239           474,718

  Note payable                                                         29,200            25,000
  Funds withheld under reinsurance contract                            43,648            28,226
   Cash dividend payable to shareholders                                1,886             1,568
       Other liabilities                                               16,184            14,103
                                                                    ---------         ---------
          TOTAL LIABILITIES                                           713,157           543,615


COMMITMENTS AND CONTINGENT LIABILITIES

CAPITAL--
    Preferred Stock, par value $.01
       per share; authorized and
       unissued--1,000,000 shares
    Common Stock, par value $.01 per share;
       authorized--20,000,000 shares; issued
       (1996--14,384,761 shares; 1995--14,368,751  shares)                144               130
    Additional paid-in capital                                        213,442           167,587
    Net unrealized appreciation/(depreciation)
       of investments in available-for-sale securities                   (993)            7,955
    Retained earnings                                                  25,197            54,849
                                                                    ---------         ---------
       SUBTOTAL                                                       237,790           230,521
    Less:  Treasury stock--at cost (1996-41,400 shares;
       1995--41,400 shares)                                              (788)             (788)
                                                                   ----------        ----------
                 TOTAL CAPITAL                                        237,002           229,733
                                                                      -------           -------

                 TOTAL LIABILITIES AND CAPITAL                       $950,159          $773,348
                                                                     ========          ========

    Book Value per share                                               $16.43            $15.99
                                                                       ======            ======



See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                   Three Months                   Six Months
                                                   Ended June 30,               Ended June 30,
                                                  ----------------            -----------------
                                            1996             1995        1996            1995
                                           ------          --------     ------           -----
REVENUES
   Premiums written                         $84,966         $64,112      $159,826       $121,370
   Premiums ceded                           (13,343)        (10,216)      (26,474)       (19,304)
                                           ---------       ---------   -----------    -----------
   NET PREMIUMS WRITTEN                      71,623          53,896       133,352        102,066
   Increase in unearned premiums             (5,475)         (7,456)       (8,910)        (9,872)
                                           ---------       ---------   -----------    -----------
         NET PREMIUMS EARNED                 66,148          46,440       124,442         92,194
   Net Investment income                      8,588           7,178        16,374         13,415
   Net realized capital gains (losses)          614             256         1,305           (500)
                                           ---------       ---------   -----------    -----------
        TOTAL NET INVESTMENT INCOME           9,202           7,434        17,679         13,415
   Gross claims adjusting income                 12              39            37             75
                                           ---------       ---------   -----------    -----------
        TOTAL REVENUES                       75,362          53,913       142,158        105,684

EXPENSES
  Losses                                     30,404          22,407        56,916         43,900
  Loss adjustment expenses                    9,797           6,006        18,728         12,948
  Amortization of policy acquisition costs   15,330           9,913        27,711         19,602
  Underwriting and other expenses             5,847           5,122        11,638          9,715
   Interest Expense                             439                           880
                                           ---------       ---------   -----------    -----------
    TOTAL EXPENSE                            61,817          43,448       115,873         86,165

INCOME BEFORE INCOME TAXES                   13,545          10,465        26,285         19,519

INCOME TAXES
  State                                         432             309           547            260
  Federal                                     3,344           2,371         6,705          4,588
                                           ---------       ---------   -----------    -----------
         TOTAL INCOME TAXES                   3,776           2,680         7,252          4,848
                                           ---------       ---------   -----------    -----------

         NET INCOME                          $9,769          $7,785       $19,033        $14,671
                                           ========          ======       =======        =======

PER SHARE DATA
  Operating Income                             $.65            $.53         $1.27          $1.05
  Net realized capital gains/(losses)           .03             .01           .06           (.02)
                                              -----           -----       -------        --------
         NET INCOME                            $.68            $.54         $1.33          $1.03
                                               ====            ====         =====          =====

WEIGHTED AVERAGE SHARES OUTSTANDING          14,380          14,313        14,351         14,306
                                             ======          ======        ======         ======


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                         Six Months
                                                                        Ended June 30,
                                                                       ----------------
                                                                    1996            1995
                                                                    ----            ----
OPERATING ACTIVITIES
  Net income                                                       $19,033        $ 14,671
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                             147,521          32,175
        Increase (decrease) in federal income taxes                 (9,578)          1,848
        Decrease (increase) in reinsurance balances                (51,449)         (4,476)
        (Increase) decrease in agents' balances and
          premiums receivable                                       (8,309)         (6,181)
        Change in deferred policy acquisition costs                 (2,853)         (2,181)
        Decrease (increase) in accrued investment income              (231)           (531)
        Depreciation and amortization                                  926           1,824
        Realized capital (gains) losses                              1,305            (500)
        Other                                                       (3,360)         (1,950)
                                                                 ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                 93,005          34,699

INVESTING ACTIVITIES
  Sales of equity securities                                        16,449           4,952
  Sales of available for sale securities                            76,147          21,991
  Calls, maturities and paydowns of fixed maturities                81,598          52,732
  Purchases of securities                                         (246,462)       (146.484)
  Net( purchases) sales of short-term investments                  (25,555)         16,553
  Purchase of home office building and equipment                    (1,267)         (1,118)
  Purchase of data processing equipment and software                  (301)           (237)
                                                                 ---------       ---------
 NET CASH (USED IN)  INVESTING ACTIVITIES                          (99,391)        (51,611)


FINANCING ACTIVITIES
  Issuance of note payable                                           4,200          25,000
  Cash dividends paid                                               (1,579)         (3,124)
  Issuance of Common Stock                                             696             309
                                                                ----------     -----------
          NET CASH (USED IN)  FINANCING ACTIVITIES                   3,317          22,185

          INCREASE (DECREASE) IN CASH                               (3,069)          5,273
CASH AT BEGINNING OF PERIOD                                          5,115           6,362
                                                                 ---------       ---------

CASH AT END OF PERIOD                                               $2,046         $11,635
                                                                    ======         =======

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements, as follows:

    Declaration    Record       Payment             Type of              Cash         Number of
         Date        Date          Date              Dividend             Paid     Shares Issued
    -----------    ------       -------             ---------            -----     -------------
    03/16/95       03/31/95     04/20/95       $.12 per share cash      $1,561           N/A
    05/18/95       06/30/95     07/20/95       $.12 per share cash      $1,567           N/A
    08/17/95       09/29/95     10/19/95       $.12 per share cash      $1,567           N/A
    11/16/95       12/29/95     01/18/96       $.12 per share cash      $1,568           N/A
    03/28/96       04/08/96     04/30/96       $.12 per share cash      $1,573           N/A
    05/23/96       06/28/96     07/19/96       10% stock                    11(1)     1,311,178
    05/23/96       06/28/96     07/19/96       $.13 per share cash      $1,875           N/A

    (1) Cash in lieu of fractional shares.

4. At June 30, 1996, options to purchase 366,912 shares of Common Stock, at per share exercise prices ranging from $11.63 to $28.98, were outstanding, compared to options to purchase 366,300 shares of Common Stock, at per share exercise prices ranging from $7.15 to $27.57, outstanding at June 30, 1995 under the Company's stock option plans (the "Plans"). Options to purchase 205,225 and 130,900 shares of Common Stock were exercisable at June 30, 1996 and June 30, 1995, respectively, under the Plans.

     During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 412,500 and 74,250 shares, respectively, of the Company's Common Stock at $45.45 per share at any time through December 31, 1999, which options were outstanding at June 30, 1996.

     The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended June 30, 1996 and 1995, such earned commissions accrued were $(10,000) and $(47,000), respectively. During the six months ended June 30, 1996 and 1995, such earned commissions accrued were $(102,000) and $(233,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended June 30, 1996 and 1995, claims adjusting expenses included with underwriting and other expenses amounted to $18,000 and $67,000, respectively. During the six months ended June 30, 1996 and 1995, claims adjusting expenses included with underwriting and other expenses amounted to $62,000 and $121,000, respectively.

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                               June 30, 1996                 December 31, 1995
                                               -------------                 -----------------
                                                               (in thousands)
    Ceded paid losses recoverable                   $6,818                        $  2,639
    Ceded unpaid losses and LAE                    128,108                          73,043
    Ceded unearned premiums                         13,459                           5,541
    Ceded reinsurance payable                       (3,272)                         (4,268)
                                                  --------                        --------

         TOTAL                                    $143,113                         $76,955
                                                  ========                         =======


    The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                             1996                    1995
                                                             ----                    ----
                                                                    (in thousands)
    Ceded premiums earned                                    $26,023                 $19,138
    Ceded incurred losses                                    $19,691                 $ 9,233
    Ceded incurred LAE                                       $ 7,875                 $ 5,952

    The effect of reinsurance on premiums written and earned at June 30, 1996 and 1995 was as follows:

                                                   Six Months Ended June 30,
                                   ----------------------------------------------------------
                                             1996                              1995
                                           Premiums                          Premiums
                                    -----------------------          ------------------------
                                     Written        Earned            Written        Earned
                                    --------       --------          --------       ---------
                                                          (in thousands)

    Direct                          $155,628       $146,401          $121,062        $110,892
    Assumed                            4,198          4,071               308             440
    Ceded                            (26,474)       (26,023)          (19,304)        (19,138)
                                   ----------       -------           -------          ------

    Net                             $133,352       $124,449          $102,066       $  92,194
                                    ========       ========          ========       =========


8. During the first quarter of 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("FASB 121"), which requires impairment losses to be recorded on long-lived assets, certain identifiable intangibles, and goodwill related to those assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The adoption of FASB 121 did not have a material impact on the accounting for Long-Lived Assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                         Three Months         Increase (Decrease)
                                                       Ended June 30,             1995 to 1996
                                                  ------------------------------------------------
                                                    1996          1995         Amount         %
                                                    ----          ----         ------        ----
                                                              (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                             $27,891       $21,044         $6,847      32.5
General liability                                   17,328        11,887          5,441      45.8
Surety                                              12,688         9,690          2,998      30.9
Workers' compensation                                2,164         1,893            271      14.3
Other                                                6,077         1,926          4,158     315.5
                                                 ---------     ---------      ---------
                   Total                           $66,148       $46,440        $19,715      42.4
                                                   =======       =======        =======


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                            Statutory Combined Ratio      GAAP Combined Ratio
                                            ------------------------      -------------------
                                                  Three Months                Three Months
                                                 Ended June 30,               Ended June 30,
                                                 --------------               --------------
                                               1996           1995           1996         1995
                                               ----           ----           ----         ----
Losses                                          46.0%         48.2%           46.0%       48.2%
Loss adjustment expenses (LAE)                  14.1          12.5            14.8        13.0
                                                ----          ----            ----        ----
Losses and LAE                                  60.1          60.7            60.8        61.2
Acquisition, underwriting, interest, and
  other expenses                                32.4          31.0            31.9        32.2
                                                ----          ----            ----        ----
Total combined ratio                            92.5%         91.7%           92.7%       93.4%
                                                ====          ====            ====        ====

A variety of factors accounted for the 42.4% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, partially offset by the ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract, pursuant to which 13.5% of earned premiums for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds are ceded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


Net premiums earned for the general liability line increased primarily because of increases in various programs, including alarms and guards, pest control, umbrella, asbestos abatement and excess employer's liability. These increases were partially offset by a decrease in net premiums earned in the crane operator liability program.

Growth in surety net premiums earned continued in 1996, and was primarily attributable to expanded writings of license and permit bonds, bonds for small contractors, miscellaneous bonds, and bail bonds.

Net premiums earned for the workers' compensation line increased primarily as a result of required participation in the National Workers' Compensation Reinsurance Pools. The increase was partially offset by decreases in the specialty niche program for cotton gins and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable.

Net premiums earned for the other lines of business increased primarily due to increased volume in the earthquake program and the mobile homeowners program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains increased 19.6% due principally to increases in investable assets resulting from the proceeds of the $29 million borrowing under a line of credit facility, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 23.8% due to the aforementioned increase in net investment income and the realization of capital gains in the 1996 period in excess of the realized capital gains in the 1995 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.5% from 6.9%, primarily as the result of generally lower interest rates available for funds invested in 1995 and early 1996, and the impact of higher yielding investments which mature or which are called for redemption being reinvested at the lower rates. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 4.9% from 5.2%, primarily for the reasons described above.

Gross claims adjusting income decreased 69.2% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 39.8% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Total expenses increased by 42.3% compared to the 39.8% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 41.5% rate as a result of a 35.7% increase in losses and a 63.1% increase in LAE. The increase in losses and LAE was equivalent to that of net earned premiums which resulted in a loss and LAE component of the GAAP Combined Ratio .4 percentage points lower than in the comparable 1995 period, due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively. The 63.1% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 54.6% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 22.7% increase in underwriting, other expenses, and interest expense was primarily the result of the interest asssociated with the $29 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth and salary increases. Since the non-claim related expenses increased at a percentage equivalent to that of earned premiums, the non-claim related component of the GAAP Combined Ratio was comparable to the 1995 period. The total GAAP Combined Ratio decreased by .7 percentage points to 92.7% as a result of the above.

The foregoing changes resulted in income before taxes of $13,545,000 for the 1996 quarter, a 29.4% increase from the comparable 1995 quarter. Net income for the period increased by $1,984,000 or 25.5%.



Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                       Six Months             Increase (Decrease)
                                                     Ended June 30,              1995 to 1996
                                                     --------------              ------------
                                                   1996          1995          Amount        %
                                                   ----          ----          ------       ---
                                                          (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                             $51,989       $41,571        $10,418     25.1
General liability                                   34,238        21,927         12,311     56.1
Surety                                              24,336        19,342          4,994     25.8
Workers' compensation                                5,213         5,789           (576)    (9.9)
Other                                                8,666         3,565          5,101    143.1
                                               -----------     ---------      ---------
                   Total                          $124,442       $92,194        $32,248     35.0
                                                  ========       =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                               Statutory Combined Ratio     GAAP Combined Ratio
                                              -------------------------     -------------------
                                                     Six Months                  Six Months
                                                  Ended June 30,              Ended June 30,
                                                  --------------              --------------
                                               1996           1995           1996         1995
                                               ----           ----           ----         ----
Losses                                          45.7%         47.6%           45.7%       47.6%
Loss adjustment expenses (LAE)                  14.1          13.4            15.0        14.1
                                                ----          ----            ----        ----
Losses and LAE                                  59.8          61.0            60.7        61.7
Acquisition, underwriting, interest, and
  other expenses                                32.1          30.7            31.7        31.6
                                                ----          ----            ----        ----
Total combined ratio                            91.9%         91.7%           92.4%       93.3%
                                                ====          ====            ====        ====

A variety of factors accounted for the 35.0% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, partially offset by a decrease in worker's compensation and by the ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract, pursuant to which 13.5% of earned premiums for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds are ceded.

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

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, alarms and guards, pest control, umbrella, asbestos abatement and excess employer's liability. These increases were partially offset by a decrease in net premiums earned in the crane operator liability program.

Growth in surety net premiums earned continued in 1996, and was primarily attributable to expanded writings of license and permit bonds, bonds for small contractors, miscellaneous bonds, and bail bonds.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and other smaller programs due to the Company's decision not to renew accounts deemed unprofitable. The decrease was partially offset by increases in workers' compensation premiums written in the social services programs.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program, the earthquake program and in the mobile homeowners program. These increases were partially offset by decreases in other miscellaneous small programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Net investment income before realized capital gains increased 17.7% due principally to increases in investable assets resulting from the proceeds of the $29 million borrowing under a line of credit facility, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 31.8% due to the aforementioned increase in net investment income and the realization of capital gains in the 1996 period in excess of realized capital gains in the 1995 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, decreased to 6.5% from 6.9%, primarily as the result of generally lower interest rates available for funds invested in 1995 and early 1996, and the impact of higher yielding investments which mature or which are called for redemption being reinvested at the lower rates. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 4.9% from 5.5%, primarily for the reasons described above.

Gross claims adjusting income decreased 50.7% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 34.5% as a result of the above.

Total expenses increased by 34.5% compared to the 35.0% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 33.1% rate as a result of a 29.6% increase in losses and a 44.6% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums which resulted in a loss and LAE component of the GAAP Combined Ratio 1.0 percentage points lower than in the comparable 1995 period, due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively. The 41.4% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 41.4% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 28.9% increase in underwriting, other expenses, and interest expense was primarily the result of the interest asssociated with the $29 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth and salary increases. Since the non-claim related expenses increased at a percentage equivalent to that of earned premiums, the non-claim related component of the GAAP Combined Ratio was comparable to the 1995 period. The total GAAP Combined Ratio decreased by .9 percentage points to 92.4% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The foregoing changes resulted in income before taxes of $26,285,00 for the six months ended 1996, a 34.7% increase from the comparable 1995 period. Net income for the period increased by $4,362,000 or 29.7%.


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

At June 30, 1996, $950.2 million in total assets were comprised of the following: 67.1% cash and investments, 15.1% net reinsurance recoverables, 5.9% premiums receivable, 3.0% home office building and equipment, 5.8% deferred expenses (federal income taxes and policy acquisition costs), and 3.1% other assets.

The Company's subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet their obligations and, as to the Company's insurance subsidiaries, maintaining a sufficient margin of capital and surplus to ensure their unimpaired ability to write insurance and assume reinsurance.


The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1996:

                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                   ------            -------------        ----------
                                                         (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
          of $24,098)                         $354,992             $354,992             62.4%
AA/Aa                                           90,554               90,554             15.9
A/A                                             82,479               82,479             14.5
BBB/Baa                                         41,073               41,073              7.1
All other                                           24                   24              0.1
                                          ------------         ------------          -------

          Total                               $569,122             $569,122            100.0%
                                              ========             ========           ======

Cash flow generated from operations for the six-month periods ended June 30, 1996 and 1995 was $93 million, and $35 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the six-month periods ended June 30, 1996 and 1995 were $3,448,000 and $3,129,000 respectively.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          On May 23, 1996, the shareholders of the company held their annual meeting in Rock Hill, New York. The shareholders of 11,900,479 shares of Common Stock were present or represented by proxy and, accordingly, a quorom was present and matters were voted upon as follows:


          a. By plurality vote, the following persons were elected Directors of the Company:

                                               Votes                   Votes
                                               For                    Withheld
                                               -----                  --------
                  Walter A. Rhulen          11,890,322                  8,692
                  Peter L. Rhulen           11,890,172                  8,842
                  Lawrence E. O'brien       11,890,322                  8,692
                  Douglas C.  Moat          11,884,507                 10,507
                  Alan Gerry                11,884,672                 14,342

          b. The vote to ratify the reappointment of Ernst & Young LLP as independent auditors of the Company also passed. Votes totaling 11,890,120 were in favor of the ratification, 4,769 were against, and 5,769 shares abstained.

Item 5.    Other Information

           On June 25, 1996, the Company announced that it executed definitive agreements to acquire 100% stock of Regency Insurance Company and Emrol Premium Finance Company in exchange for shares of Frontier stock.

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits.

                None.

           b.   Reports on Form 8-K.

                On June 7,1996, the Company filed a report on form 8-K, reporting that on May 22, 1996 it had acquired, through its wholly owned subsidiary, Frontier Insurance Company, 100% of the stock of United Capitol Holding Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 1996                             Frontier Insurance Group, Inc.
                                                  ------------------------------
                                                           (Registrant)




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