Form 10-Q/A
period 1996-06-30
FRONTIER INSURANCE GROUP INC
filed 1996-10-09
CIK 797496

-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1


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


COMMITMENTS AND CONTINGENT LIABILITIES

CAPITAL--
    Preferred Stock, par value $.01
       per share; authorized and
       unissued--1,000,000 shares
    Common Stock, par value $.01 per share;
       authorized--20,000,000 shares; issued
       (1996--14,384,761 shares; 1995--14,368,751  shares)                144               130
    Additional paid-in capital                                        213,442           167,587
    Net unrealized appreciation/(depreciation)
       of investments in available-for-sale securities                   (993)            7,955
    Retained earnings                                                  25,197            54,849
                                                                    ---------         ---------
       SUBTOTAL                                                       237,790           230,521
    Less:  Treasury stock--at cost (1996-45,540 shares;
       1995--45,540 shares)                                              (788)             (788)
                                                                   ----------        ----------
                 TOTAL CAPITAL                                        237,002           229,733
                                                                      -------           -------

                 TOTAL LIABILITIES AND CAPITAL                       $950,159          $773,348
                                                                     ========          ========

    Book Value per share                                               $16.48            $15.99
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

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                               June 30, 1996                 December 31, 1995
                                               -------------                 -----------------
                                                               (in thousands)
    Ceded paid losses recoverable                   $6,862                        $  2,639
    Ceded unpaid losses and LAE                    126,691                          73,043
    Ceded unearned premiums                         13,461                           5,541
    Ceded reinsurance payable                       (3,188)                         (4,268)
                                                  --------                        --------

         TOTAL                                    $143,826                         $76,955
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

9. During the second quarter of 1996, the Company increased prior years' reserves by approximately $13.0 million, which was entirely offset by an increase in the same amount of the subrogation recoverable, recognized in conjunction with the favorable ruling in the New York Court of Appeals. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid and the reserves currently held by the Company that the Company believes are reimbursable by the State of New York.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Total expenses increased by 42.3% compared to the 39.8% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 41.5% rate as a result of a 35.7% increase in losses and a 63.1% increase in LAE. The increase in losses and LAE was equivalent to that of net earned premiums which resulted in a loss and LAE component of the GAAP Combined Ratio .4 percentage points lower than in the comparable 1995 period, due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively. The 63.1% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The Company also increased prior years' reserves by $13.0 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable ruling in the New York Court of Appeals. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid and the reserves currently held by the Company that the Company believes are reimbursable by the State of New York. The 54.6% increase in t amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 22.7% increase in underwriting, other expenses, and interest expense was primarily the result of the interest asssociated with the $29 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth and salary increases. Since the non-claim related expenses increased at a percentage equivalent to that of earned premiums, the non-claim related component of the GAAP Combined Ratio was comparable to the 1995 period. The total GAAP Combined Ratio decreased by .7 percentage points to 92.7% as a result of the above.

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

Total expenses increased by 34.5% compared to the 35.0% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 33.1% rate as a result of a 29.6% increase in losses and a 44.6% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums which resulted in a loss and LAE component of the GAAP Combined Ratio 1.0 percentage points lower than in the comparable 1995 period, due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively. The 41.4% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The Company also increased prior years' reserves by $13.0 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable ruling in the New York Court of Appeals. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid and the reserves currently held by the Company that the Company believes are reimbursable by the State of New York. The 41.4% increase the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 28.9% increase in underwriting, other expenses, and interest expense was primarily the result of the interest asssociated with the $29 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth and salary increases. Since the non-claim related expenses increased at a percentage equivalent to that of earned premiums, the non-claim related component of the GAAP Combined Ratio was comparable to the 1995 period. The total GAAP Combined Ratio decreased by .9 percentage points to 92.4% as a result of the above.

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


Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursements of certain claims previously paid; accordingly, effective June 30, 1996 and December 31, 1995, Frontier recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits.

                None.

           b.   Reports on Form 8-K.

                On June 7,1996, the Company filed a report on Form 8-K, as amended on October 7, 1996, reporting that on May 22, 1996 it had acquired, through its wholly owned subsidiary, Frontier Insurance Company, 100% of the stock of United Capitol Holding Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: October 9, 1996                             Frontier Insurance Group, Inc.
                                                  ------------------------------
                                                           (Registrant)




                                            By:    /s/ Mark H. Mishler
                                                   ----------------------------
                                                   Mark H. Mishler
                                                   Vice President - Finance &
                                                     Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer and Duly
                                                     Authorized Officer)