Form 10-Q
period 1996-09-30
FRONTIER INSURANCE GROUP INC
filed 1996-11-13
CIK 797496

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

               For the quarterly period ended September 30, 1996

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

                  [x] Yes                                [ ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 8, 1996 was 14,688,064.

--------------------------------------------------------------------------------

                               Page 1 of 19 pages

                         FRONTIER INSURANCE GROUP, INC.

                                      INDEX                                               PAGE
                                      -----                                               ----
PART I-   FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                September 30, 1996 (Unaudited) and December 31, 1995...................      3-4

                Consolidated Statements of Income (Unaudited) for
                the Three Months and Nine Months  Ended September 30, 1996 and 1995            5

                Consolidated Statements of Cash Flows (Unaudited)
                for the Nine Months Ended September 30, 1996 and 1995..................        6

                Notes to Consolidated Financial Statements (Unaudited).................      7-9

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................    10-17

`PART II-  OTHER INFORMATION

    Item 1.     Legal Proceedings......................................................       18

    Item 2.     Changes in Securities..................................................       18

    Item 3.     Defaults upon Senior Securities........................................       18

    Item 4.     Submission of Matters to a Vote of Security Holders....................       18

    Item 5.     Other Information......................................................       18

    Item 6.     Exhibits and Reports on Form 8-K.......................................       18

    Signature   .......................................................................       19


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)


                                                       September 30,   December 31,
                                                           1996           1995
                                                       -------------   ------------
                                                       (Unaudited)
Investments:
 Securities, Available for sale--at fair value
    Fixed maturities (amortized cost:
      1996--$627,785; 1995--$510,056)                   $  627,507   $  521,402
    Equity securities-(cost 1996--$20,582
       1995--$20,132);                                      22,030       21,024
    Short-term investments--at principal
        balances, which approximate fair value              19,274        7,353
 Investment in limited liability corporation                 3,403        2,935
                                                        ----------   ----------
        TOTAL INVESTMENTS                                  672,214      552,714

Cash
Agents' balances due, less                                  12,365        5,115
    allowances for doubtful accounts
    (1996--$2,562; 1995--$3,346)                            44,850       25,779
Premiums receivable from insureds,
    less allowances for doubtful accounts
    (1996--$61; 1995--$105)                                 32,011       24,177
Deferred federal income tax benefits                        33,937       23,627
Accrued investment income                                    7,782        7,458
Deferred policy acquisition costs                           28,688       18,797
Net reinsurance recoverables
    less allowances for possible uncollectible
     amounts (1996--$528; 1995--$115)                      160,389       76,955
Data processing equipment and software--at cost,
    less accumulated depreciation and amortization
    (1996--$3,597; 1995--$2,259)                             2,300        1,434
Transportation equipment --at cost, less accumulated
    depreciation (1996--$199;1995--0)                        5,642
Insurance renewal and claims adjusting rights and
    other intangible assets, less accumulated
    amortization (1996--$3,359; 1995--$2,370)               11,715        3,082
Home office building and equipment--
    at cost, less accumulated depreciation
    (1996--$5,874; 1995--$5,031)                            27,765       28,043
Federal income taxes recoverable                                            217
Other assets                                                10,135        5,950
                                                        ----------   ----------
        TOTAL ASSETS                                    $1,049,793   $  773,348
                                                        ==========   ==========


           See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS--Continued
                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                          September 30,     December 31,
                                                              1996              1995
                                                          -----------    -----------
                                                          (Unaudited)
LIABILITIES
  Policy liabilities:
    Unpaid losses                                         $   427,398    $   309,164
    Unpaid loss adjustment expenses                            92,004         58,272
    Unearned premiums                                         165,027        107,282
                                                          -----------    -----------
         TOTAL POLICY LIABILITIES                             684,429        474,718

   Note payable                                                32,100         25,000
   Funds withheld under reinsurance contract                   53,115         28,226
   Cash dividend payable to shareholders                        1,903          1,568
   Federal income taxes payable                                   657
   Other liabilities                                           22,837         14,103
                                                          -----------    -----------
         TOTAL LIABILITIES                                    795,041        543,615



COMMITMENTS AND CONTINGENT LIABILITIES

CAPITAL--
 Preferred Stock, par value $.01
    per share; authorized and
    unissued--1,000,000 shares
 Common Stock, par value $.01 per share;
    authorized--20,000,000 shares; issued
    (1996--14,687,070 shares; 1995--14,368,751  shares)           147            130
 Additional paid-in capital                                   221,926        167,587
 Net unrealized appreciation
    of investments in available-for-sale securities               660          7,955
 Retained earnings                                             32,807         54,849
                                                          -----------    -----------
         SUBTOTAL                                             255,540        230,521
 Less:  Treasury stock--at cost (1996-45,540 shares;
    1995--45,540 shares)                                         (788)          (788)
                                                          -----------    -----------
           TOTAL CAPITAL                                      254,752        229,733
                                                          -----------    -----------
           TOTAL LIABILITIES AND CAPITAL                  $ 1,049,793    $   773,348
                                                          ===========    ===========
  Book value per share                                         $17.35         $15.99
                                                               ======         ======



           See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                  Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                              ---------------------     -------------------
                                                1996        1995         1996         1995
                                               ------      --------     ------       ------

REVENUES
   Premiums written                          $ 123,202    $  79,468    $ 283,028    $ 200,838
   Premiums ceded                              (22,525)     (12,178)     (48,999)     (31,482)
                                             ---------    ---------    ---------    ---------
         NET PREMIUMS WRITTEN                  100,677       67,290      234,029      169,356
   Increase in unearned premiums               (30,050)     (17,417)     (39,260)     (27,289)
                                             ---------    ---------    ---------    ---------
         NET PREMIUMS EARNED                    70,327       49,873      194,769      142,067
   Net Investment income                         9,650        7,691       26,024       21,606
   Net realized capital gains (losses)            (221)         477        1,084          (23)
                                             ---------    ---------    ---------    ---------
         TOTAL NET INVESTMENT INCOME             9,429        8,168       27,108       21,583
   Gross claims adjusting income                     9           32           46          107
                                             ---------    ---------    ---------    ---------
         TOTAL REVENUES                         79,765       58,073      221,923      163,757

EXPENSES
   Losses                                       30,420       23,551       87,336       67,451
  Loss adjustment expenses                      11,623        6,973       30,351       19,921
  Amortization of policy acquisition costs      14,461       10,718       42,172       30,320
  Underwriting and other expenses                9,018        4,804       20,656       14,519
   Interest Expense                                529          451        1,409          451
                                             ---------    ---------    ---------    ---------
       TOTAL EXPENSES                           66,051       46,497      181,924      132,662

INCOME BEFORE INCOME TAXES                      13,714       11,576       39,999       31,095

INCOME TAXES
  State                                            (45)         430          502          690
  Federal                                        4,246        2,901       10,951        7,489
                                             ---------    ---------    ---------    ---------
       TOTAL INCOME TAXES                        4,201        3,331       11,453        8,179
                                             ---------    ---------    ---------    ---------

       NET INCOME                            $   9,513    $   8,245    $  28,546    $  22,916
                                             =========    =========    =========    =========

PER SHARE DATA
  Operating Income                                $.67         $.55        $1.94        $1.60
  Net realized capital gains/(losses)             (.01)         .02          .05
                                                  ----         ----        -----        -----
       NET INCOME                                 $.66         $.57        $1.99        $1.60
                                                  ====         ====        =====        =====

WEIGHTED AVERAGE SHARES OUTSTANDING             14,436       14,319       14,374       14,284
                                                ======       ======       ======       ======




           See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months
                                                               Ended September 30,
                                                               1996         1995
                                                             ---------    ---------

OPERATING ACTIVITIES
  Net income                                                 $  28,546    $  22,917
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                         209,711       66,582
        Increase (decrease) in federal income taxes             (5,663)       2,283
        Decrease (increase) in reinsurance balances            (58,545)       1,684
        Increase in agents' balances and
          premiums receivable                                  (26,905)     (13,996)
        Change in deferred policy acquisition costs             (9,891)      (4,496)
        Increase in accrued investment income                     (324)      (1,115)
        Depreciation and amortization                            2,497        1,995
        Realized capital gains                                  (1,018)         (23)
        Gain on sale of real estate                                (65)
        Other                                                    4,549       (1,497)
                                                             ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES            142,892       74,334

INVESTING ACTIVITIES
  Sales of available for sale securities                        84,955      115,298
  Calls, maturities and paydowns of fixed maturities           160,917       76,010
  Purchases of securities                                     (361,933)    (267,999)
  Net purchases of short-term investments                      (11,921)     (19,089)
  Net purchases of fixed assets                                 (8,772)      (2,000)
  Purchases of intangible assets                                (9,623)
  Investment in limited liability corporation                     (468)
                                                             ---------    ---------
          NET CASH USED IN  INVESTING ACTIVITIES              (146,845)     (97,780)

FINANCING ACTIVITIES
  Issuance of note payable                                       7,100       25,000
  Cash dividends paid                                           (5,010)      (4,685)
  Issuance of Common Stock                                       9,113          339
                                                             ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES             11,203       20,654

          INCREASE (DECREASE) IN CASH                            7,250       (2,792)
CASH AT BEGINNING OF PERIOD                                      5,115        6,362
                                                             ---------    ---------
CASH AT END OF PERIOD                                        $  12,365    $   3,570
                                                             =========    =========



           See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows (Cash Paid, in thousands):


    Declaration    Record       Payment             Type of              Cash       Number of
       Date         Date         Date              Dividend              Paid     Shares Issued
    -----------    ------      ---------       -------------------      ------     -------------
    03/16/95       03/31/95     04/20/95       $.12 per share cash      $1,561           N/A
    05/18/95       06/30/95     07/20/95       $.12 per share cash      $1,562           N/A
    08/17/95       09/29/95     10/19/95       $.12 per share cash      $1,562           N/A
    11/16/95       12/29/95     01/18/96       $.12 per share cash      $1,562           N/A
    03/28/96       04/08/96     04/30/96       $.12 per share cash      $1,568           N/A
    05/23/96       06/28/96     07/19/96       10% stock                    11(1)     1,311,178
    05/23/96       06/28/96     07/19/96        $.13 per share cash      $1,870          N/A
    08/15/96       09/30/96     10/18/96        $.13 per share cash      $1,903          N/A


----------
    (1) Cash in lieu of fractional shares.

4. At September 30, 1996, options to purchase 280,300 shares of Common Stock, at per share exercise prices ranging from $18.86 to $30.80, were outstanding, compared to options to purchase 325,569 shares of Common Stock, at per share exercise prices ranging from $7.15 to $27.80, outstanding at September 30, 1995 under the Company's stock option plans (the "Plans"). Options to purchase 108,713 and 112,959 shares of Common Stock were exercisable at September 30, 1996 and 1995, respectively, under the Plans.

    During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 412,500 and 74,250 shares, respectively, of Common Stock at $45.45 per share at any time through December 31, 1999, which options were outstanding at September 30, 1996.

    The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended September 30, 1996 and 1995, contingent reinsurance earned commissions accrued were $171,000 and $65,000, respectively. During the nine months ended September 30, 1996 and 1995,contingent reinsurance earned commissions accrued were $69,000 and $413,000, respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended September 30, 1996 and 1995, claims adjusting expenses included with underwriting and other expenses amounted to $15,000 and $43,000, respectively. During the nine months ended September 30, 1996 and 1995, claims adjusting expenses included with underwriting and other expenses amounted to $77,000 and $164,000, respectively.

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                              September 30, 1996              December 31, 1995
                                              ------------------              -----------------
                                                                (in thousands)
    Ceded paid losses recoverable                   $6,114                         $ 2,639
    Ceded unpaid losses and LAE                    143,501                          73,043
    Ceded unearned premiums                         18,315                           5,541
    Ceded reinsurance payable                       (7,541)                         (4,268)
                                                ----------                        --------
         TOTAL                                    $160,389                         $76,955
                                                  ========                         =======



    The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:


                                        Nine Months Ended September 30,
                                          1996                    1995
                                        -------                ---------
                                                       (in thousands)
    Ceded premiums earned               $45,792                $29,862
    Ceded incurred losses               $12,018                $17,631
    Ceded incurred LAE                  $  3,246               $ 9,102


    The effect of reinsurance on premiums written and earned at September 30, 1996 and 1995 was as follows:


                                   Nine Months Ended September 30,
                      ----------------------------------------------------------
                                1996                              1995
                              Premiums                          Premiums
                      -------------------------        -------------------------
                       Written          Earned          Written        Earned
                      ---------       ---------       ---------       ---------
                                           (in thousands)

   Direct             $ 278,093       $ 235,314       $ 200,315       $ 171,184
   Assumed                4,934           5,246             523             745
   Ceded                (48,998)        (45,791)        (31,482)        (29,862)
                      ---------       ---------       ---------       ---------

   Net                $ 234,029       $ 194,769       $ 169,356       $ 142,067
                      =========       =========       =========       =========


8. During the first quarter of 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FASB 121"), which requires impairment losses to be recorded on long-lived assets, certain identifiable intangibles, and goodwill related to those assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The adoption of FASB 121 did not have a material impact on the accounting for Long-Lived Assets.

9. During the second quarter of 1996, the Company increased prior years' reserves by approximately $13.0 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable December 1995 ruling in the New York Court of Appeals. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid and reserves currently held by the Company that the Company believes are reimbursable by the State of New York.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

" SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                     Three Months               Increase (Decrease)
                                  Ended September 30,             1995 to 1996
                                ---------------------      ------------------------
                                   1996         1995         Amount            %
                                 --------     --------     --------          -----
                                         (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)           $ 28,396     $ 22,772     $  5,624          24.7
General liability                  20,776       13,152        7,624          58.0
Surety                             12,692        9,818        2,875          29.3
Commercial earthquake               2,327           84        2,243        2675.2
Workers' compensation                 768        2,207       (1,439)        (65.2)
Other                               5,368        1,840        3,528         191.7
                                 --------     --------     --------
                   Total         $ 70,327     $ 49,873     $ 20,454          41.0
                                 ========     ========     ========


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio     GAAP Combined Ratio
                                            -------------------------    ----------------------
                                                    Three Months               Three Months
                                               Ended September 30,          Ended September 30,
                                            -------------------------    ----------------------
                                               1996           1995           1996         1995
                                               ----           ----           ----         ----
Losses                                          43.3%         47.2%           43.3%       47.2%
Loss adjustment expenses (LAE)                  15.2          13.5            16.5        14.0
                                                ----          ----            ----        ----
Losses and LAE                                  58.5          60.7            59.8        61.2
Acquisition, underwriting, interest,
  and other expenses                            30.3          29.8            33.3        31.0
                                                ----          ----            ----        ----
Total combined ratio                            88.8%         90.5%           93.1%       92.2%
                                                ====          ====            ====        ====


A variety of factors accounted for the 41.0% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, partially offset by the ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract pursuant to which 13.5% of earned premiums for all lines of business, except bail, customs, license and permit, and miscellaneous surety bonds, are ceded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, and rate increases in Florida.

Net premiums earned for the general liability line increased primarily as a result of increases in various programs, including alarms and guards, pest control, umbrella, asbestos abatement and excess employer's liability.

Growth in surety net premiums earned continued in 1996, and was primarily attributable to expanded writings of license and permit bonds, bonds for small contractors, miscellaneous bonds, and custom bonds.

Net premiums earned for the commercial earthquake program increased primarily due to growth in the program which was initiated in the third quarter of 1995.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and other programs due to competitive market conditions.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program and in the mobile homeowners program. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 25.5% due principally to increases in investable assets resulting from the proceeds of the borrowing under a line of credit facility, net investment income attributable to the contribution to investment income from the recent acquisitions of United Capitol Holding Company and Regency Insurance Company, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract. Total net investment income (after capital gains or losses) increased 15.4% due to the realization of capital losses in the 1996 period and the realization of capital gains in the 1995 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract, decreased to 6.5% from 6.9%, primarily as the result of generally lower interest rates available for funds invested in 1995 and early 1996, and the reinvestment at the lower rates of higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 4.9% from 5.2%, primarily for the reasons described above.

Gross claims adjusting income decreased 72.6% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 37.4% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Total expenses increased by 42.1% compared to the 41.0% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 37.7% rate as a result of a 29.2% increase in losses and a 66.7% increase in LAE. The increase in losses and LAE was disproportionately lower than that of net premiums earned due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively,which resulted in a loss and LAE component of the GAAP Combined Ratio 1.4 percentage points lower than in the comparable 1995 period. The 66.7% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 34.9% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 81.6% increase in underwriting, other expenses, and interest expense was primarily the result of the interest associated with the $32 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, and salary increases. Since the non-claim related expenses increased at a percentage disproportionately higher than that of net premiums earned, the non-claim related component of the GAAP Combined Ratio was 2.3 percentage points higher than in the comparable 1995 period. The total GAAP Combined Ratio increased by
 .9 percentage points to 93.1% as a result of the above.

The foregoing changes resulted in income before taxes of $13,714,000 for the 1996 quarter, a 18.5% increase from the comparable 1995 quarter. Net income for the quarter increased by $1,268,000, or 15.4%, over the comparable 1995 quarter.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                          Nine Months           Increase (Decrease)
                                                       Ended September 30,         1995 to 1996
                                                 ------------------------------------------------
                                                     1996          1995         Amount        %
                                                 ---------      --------      ---------     -----
                                                               (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                             $80,385       $64,344        $16,041     24.9
General liability                                   55,014        35,079         19,935     56.8
Surety                                              37,021        29,160          7,861     27.0
Commercial Earthquake                                6,163            84          6,079   7236.9
Workers'  Compensation                               5,981         7,996         (2,015)   (25.2)
Other                                               10,205         5,404          4,801     88.8
                                                 ---------      --------      ---------
                   Total                          $194,769      $142,067        $52,702     37.1
                                                  ========      ========      =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio        GAAP Combined Ratio
                                            -----------------------      ---------------------
                                                  Nine Months                   Nine Months
                                                Ended September 30,            Ended June 30,
                                            -----------------------      ---------------------
                                               1996           1995           1996         1995
                                               ----           ----           ----         ----
Losses                                          44.8%         47.5%           44.8%       47.5%
Loss adjustment expenses (LAE)                  14.5          13.4            15.6        14.0
                                                ----          ----            ----        ----
Losses and LAE                                  59.3          60.9            60.4        61.5
Acquisition, underwriting, interest, and
  other expenses                                31.3          30.3            32.3        31.5
                                                ----          ----            ----        ----
Total combined ratio                            90.6%         91.2%           92.7%       93.0%
                                                ====          ====            ====        ====


A variety of factors accounted for the 37.1% growth in net premiums earned, the principal factor being increases in the Company's core and new program business, partially offset by a decrease in worker's compensation and by the ceding of earned premiums under the Company's aggregate excess of loss reinsurance contract pursuant to which 13.5% of earned premiums for all lines of business, except bail, customs, license and permit, and miscellaneous surety bonds, are ceded.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care, and other social service organizations, growth in the Company's program for psychiatrists, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, and rate increases in Florida.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, alarms and guards, pest control, umbrella, asbestos abatement and excess employer's liability.

Growth in surety net premiums earned continued in 1996, and was primarily attributable to expanded writings of license and permit bonds, bonds for small contractors, miscellaneous bonds, and custom bonds.

Net premiums earned for the commercial earthquake program increased primarily due to the growth in the number of policies written for the nine-month period in 1996 over the comparable nine-month period in 1995, when the program was initiated.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and other programs due to competitive market conditions.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social service program and in the mobile homeowner's program. These increases were partially offset by decreases in other miscellaneous small programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Net investment income before realized capital gains increased 20.4% due principally to increases in investable assets resulting from the proceeds of the borrowing under a line of credit facility, net investment income attributable to the contribution to investment income from the recent acquisitions of United Capitol Holding Company and Regency Insurance Company, and cash inflow from regular operations, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer associated with the Company's aggregate excess of loss reinsurance contract. Total net investment income (after capital gains or losses) increased 25.6% due to the realization of capital gains in the 1996 period and the realization of capital losses in the 1995 period. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract, decreased to 6.5% from 6.9%, primarily as the result of generally lower interest rates available for funds invested in 1995 and early 1996, and the reinvestment at the lower rates of higher yielding investments which matured or were called for redemption. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized gains and losses, decreased to 4.9% from 5.5%, primarily for the reasons described above.

Gross claims adjusting income decreased 57.0% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 35.5% as a result of the above.

Total expenses increased by 37.1%, similar to the 37.1% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 34.7% rate as a result of a 29.5% increase in losses and a 52.4% increase in LAE. The increase in losses and LAE was disproportionately lower than that of net premiums earned due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 65% and 66% for the 1996 and 1995 accident years, respectively, which resulted in a loss and LAE component of the GAAP Combined Ratio 1.1 percentage points lower than in the comparable 1995 period. The 52.4% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The Company also increased prior years' reserves by $13.0 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable December 1995 ruling in the New York Court of Appeals. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid and reserves currently held by the Company that the Company believes are reimbursable by the State of New York. The 39.1% increase in the amortization of policy acquisition costs was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance commissions, increased staffing and marketing expenses related to expansion, and salary increases. The 47.4% increase in underwriting, other expenses, and interest expense was primarily the result of the interest associated with the $32 million borrowed under the line of credit facility, an increase in the additions to allowance for bad debts, increased staffing, increased facilities, equipment and materials expense necessitated by the Company's growth, and salary increases. Since the non-claim related expenses increased at a percentage disproportionately higher than that of net premiums earned, the non-claim related component of the GAAP Combined Ratio was 1.2 percentage points higher than in the comparable 1995 period. The total GAAP Combined Ratio increased by .9 percentage points to 93.1% as a result of the above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The foregoing changes resulted in income before taxes of $39,999,000 for the nine months ended 1996, a 28.6% increase from the comparable 1995 period. Net income for the period increased by $5,630,000, or 24.6%, over the comparable 1995 nine-month period.

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

The Company's total assets at September 30, 1996 of $ 1.05 billion were comprised of the following: 65.2% cash and investments, 15.3% net reinsurance recoverables, 7.3% premiums receivable, 3.2% home office building and equipment, 5.9% deferred expenses (federal income taxes and policy acquisition costs), and 3.1% other assets.

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

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1996:


                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                 ---------           -------------        ----------
                                                         (dollar amounts in thousands)

AAA/Aaa   (including U.S. Treasuries
          of $35,394)                         $398,378             $398,378              63.4%
AA/Aa                                           95,179               95,179              15.2
A/A                                             90,838               90,838              14.5
BBB/Baa                                         43,088               43,088               6.9
All other                                           24                   24
                                              --------             --------             -----

          Total                               $627,507             $627,507             100.0%
                                              ========             ========             =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Cash flow generated from operations for the nine-month periods ended September 30, 1996 and 1995 was $142.9 million, and $74.3 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared in the nine-month period ended September 30, 1996 and 1995 were $5,341,000 and $4,700,000 respectively.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

           On September 16, 1996, the Company acquired 100% of the stock of Regency Insurance Company and Emrol Premium Finance Company in exchange for shares of the Company's Common Stock, effective July 1, 1996.

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits.

                None.

           b.   Reports on Form 8-K.

                On June 7,1996, the Company filed a report on Form 8-K,as amended on October 7, 1996 reporting that on May 22,1996 it had acquired, through its wholly owned subsidiary , Frontier Insurance Company, 100% of the capital stock of United Capitol Holding Company. The amended Form 8-K updated United Capital Holding Company's financial information through June 30, 1996.

                On October 24, 1996, the Company filed a report on Form 8-K reporting the sale of 3,450,000 6 1/4% Convertible Trust Originated Preferred Securities issued by its financing vehicle, Frontier Financing Trust, a Delaware statutory business trust sponsored by the Company, the proceeds of which were invested in the Company's 6 1/4% Convertible Subordinated Debentures. Net proceeds to the Company from the offering were $167,756,000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 13, 1996                Frontier Insurance Group, Inc.
                                       ------------------------------
                                                 (Registrant)



                                  By:    /s/ Mark H. Mishler
                                        ________________________________________
                                        Mark H. Mishler
                                        Vice President of Finance and Treasurer
                                        (Principle Financial and Accounting
                                        Officer and Duly Authorized Officer)