Form 10-K
period 1996-12-31
FRONTIER INSURANCE GROUP INC
filed 1997-03-31
CIK 797496

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on which Registered
      ----------------------------                   -----------------------
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

                 [x] Yes                                      [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $637,733,039 on March 18, 1997, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 18, 1997, was 14,702,779.

                      Documents incorporated by reference:

                                      None

================================================================================

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report, on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in the Annual Report.

                                -----------------


                                     PART I

Item 1.  Business.

General

The Company is an insurance holding company which, through its direct or indirect wholly-owned subsidiaries, Frontier Insurance Company ("Frontier Insurance"), Medical Professional Liability Agency, Ltd. ("Med Pro"), Pioneer Claim Management, Inc. ("Pioneer"), Frontier Pacific Insurance Company ("Frontier Pacific," formerly Contractors' Surety Company), Spencer Douglass Insurance Associates ("SDIA"), United Capitol Holding Company ("United Capitol Holding"), United Capitol Insurance Company ("United Capitol"), Olympic Underwriting Managers, Inc. ("Olympic"), Fischer Underwriting Group, Inc. ("Fischer"), Regency Financial Corporation ("Regency Financial"), Regency Insurance Company ("Regency") and Emrol Installment Premium Discount, Inc. ("Emrol"), and its 50% ownership of Douglass/Frontier LLC ("Douglass/Frontier"), conducts business as a specialty property and casualty insurer and reinsurer, and performs claims adjusting and management services. Frontier Insurance, the Company's principal insurance company subsidiary, was acquired by the Company in April 1986. Med Pro, which underwrites the majority of the Company's medical and dental malpractice programs, was acquired by the Company in June 1987. Pioneer, which performs claims adjusting and claims management services for the Company's insurance lines, was organized and commenced business in October 1989 as the successor to a claims adjusting company. Frontier Pacific, the Company's California insurance company subsidiary, was acquired by Frontier Insurance in October 1991 and changed its name from Contractors' Surety Company in September 1993. SDIA was acquired by the Company in April 1994 and is involved in placing and servicing license and permit bond business in California and other western states. Douglass/Frontier was formed as a joint venture in May 1995 and is involved in placing and servicing bail bond business. United Capitol Holding, which was acquired by Frontier Insurance in May 1996, through its subsidiaries, United Capitol, Olympic and Fischer, conducts business as an excess and surplus lines insurer and as an underwriting management company for directors' and officers' liability and property coverages. Regency Financial was organized by the Company in June 1996 to acquire Regency, a non-standard automobile insurer and Emrol, a premium finance company, which were so acquired in September 1996. In February 1996, the Company acquired a 33% ownership interest in Townsquare Title Insurance Services, which owns United General Title Insurance Company ("United General"). In October 1996, the Company formed Frontier Financing Trust, a Delaware statutory business trust, for the sole purpose of issuing certain convertible preferred securities and investing the proceeds thereof in an equivalent amount of convertible subordinated debentures of the Company. The financial statements of Frontier Financing Trust have been consolidated with those of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and NOTE M of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

The Company's underwriting strategy is to identify niche markets or programs that are unattractive to other insurers due to the limited potential market or perceived excessive risks, which the Company believes afford favorable opportunities for profitability due to limited potential competition and the Company's innovative underwriting and value added services, principally risk management, coverage enhancements and specialized claims management. The Company underwrites specialty niche market programs, including medical and dental malpractice for physicians, social service care providers, alternative risk physicians, psychiatrists, chiropractors and dentists, predominantly in New York, Florida, Illinois, Ohio, Texas, and Michigan. The Company also underwrites a variety of specialty programs under general liability, together with workers' compensation, surety bonds for small contractors, contractor license bonds, license and permit bonds, bail bonds, custom bonds, commercial earthquake and other miscellaneous lines. The medical and dental malpractice programs are currently produced on a direct basis through Med Pro and are also marketed, together with all other lines, through a network of independent general agents and retail brokers.

Frontier Insurance is licensed as a property and casualty insurer in 49 states, the District of Columbia, Puerto Rico and the Virgin Islands, and is rated A- (Excellent) by A.M. Best Company, Inc ("A.M. Best"). Additionally, Standard & Poor's Insurance Rating Services has given Frontier Insurance an Insurer Claims-Paying Ability Rating of A+ (Excellent). Frontier Pacific is licensed in California and Nevada and is rated A- (Excellent) by A.M. Best. United Capitol is licensed as a property and casualty writer in Arizona and Wisconsin, is an approved excess and surplus lines insurer in 47 states and is rated A-(Excellent) by A.M. Best; Regency is licensed as a property and casualty writer in North Carolina and South Carolina and is rated A- (Excellent) by A.M. Best; and United General is licensed as a title insurer in 30 states and is not rated by A.M. Best. A.M. Best's and Standard & Poor's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

The  following  chart  provides  examples  of  typical  niche   markets/programs
underwritten by the Company for specific types of customers:

Customer Type                      Coverage/Line of Business              Hypothetical Claim
-------------                      -------------------------              ------------------
Doctors and dentists               professional liability                 patient injured

White water raft operators         general liability                      rafter injured through
                                                                          operator's negligence

Social service agencies            professional liability, general        client sues agency or
                                   liability, fire                        professional

Crane operators                    general liability                      crane damages a third
                                                                          party's property

Alarm installers                   general liability                      house is burglarized
                                                                          through faulty alarm
                                                                          installation

Small-construction contractors     surety bonds                           electrician or plumber
                                                                          fails to complete job

Self-Insured employers             excess worker's compensation/          workers'  compensation
                                   employer's liability                   loss exceeds
                                                                          employer's self-insured
                                                                          retention

Importers                          customs bonds                          importer fails to pay duty

Commercial property owners         earthquake (difference in conditions)  earthquake damages
                                                                          to building or disrupts
                                                                          operations

Insurance Lines

The following table sets forth the gross and net premiums by principal lines of insurance written by the Company and the related percentages of the total such premiums represented thereby for the year ended December 31, 1996:


                                            Gross Premiums Written         Net Premiums Written
                                            -----------------------        ---------------------
                                              Dollars   Percentage          Dollars Percentage
                                              -------    ---------          ------- ----------
                                                       (dollar amounts in thousands)
Medical malpractice (Including
   dental malpractice and social services)   $139,233       34.6%          $119,653     38.4%
General liability                             113,423       28.2             93,980     30.1
Surety                                         65,381       16.2             56,632     18.2
Workers' compensation                          25,429        6.3              6,253      2.0
Commercial earthquake                          16,541        4.1             11,904      3.8
Other                                          42,792       10.6             23,441      7.5
                                            ---------     ------         ----------  -------
    Total                                    $402,799      100.0%          $311,863    100.0%
                                             ========      =====           ========    =====



Medical Malpractice

The Company commenced underwriting medical malpractice insurance in 1981 under programs developed for physicians with varied practices, which include part-time physicians, internists, physicians and other health care professionals providing medical services to clients of social service care facilities (mental health, home care, etc.), family practitioners, psychiatrists, chiropractors, dermatologists, and other specialists. Physicians covered under the Company's programs generally must be members of a national, state, or county society for their particular specialty and must limit their practice to such specialty, or be employed by a social services care facility, or be in practice or employed on a part-time basis. The Company has implemented strict underwriting guidelines in an attempt to screen-out undesirable risks and reduce its exposure. Medical malpractice insurance is written by the Company on both an occurrence and a claims made basis predominantly in New York, Florida, Illinois, Ohio, Texas, and Michigan. Additionally, the Company markets a specialty program for physicians unable to obtain traditional malpractice coverage as a result of excessive malpractice claims, professional disciplinary proceedings and/or drug or alcohol abuse. Coverage under this program is written with a deductible and is priced substantially higher than the Company's standard medical malpractice programs.

At December 31, 1996, approximately 17,500 physicians were insured by the Company, of whom 600, or 3.4%, were employed as faculty members at medical schools of the State University of New York ("SUNY"), 12,300, or 70.3%, were physicians who were members of 19 medical associations which endorsed or approved the Company's medical malpractice insurance program, and 4,600, or 26.3% were physicians and other health care professionals providing medical services covered by the Company's social services care insurance program. Since December 31, 1990, the number of SUNY physicians insured by the Company has decreased by approximately 430, attributable to increased competition and other factors, including a 1990 decision by the New York State Court of Claims relating to SUNY physicians in favor of the Company. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Litigation with the State of New York."

Dental Malpractice

In August 1987, the Company commenced underwriting dental malpractice insurance for dentists viewed by the Company as preferred risks. Dentists who practice oral surgery or who utilize anesthesia to render their patients unconscious are, among others, not viewed as preferred risks and, accordingly, are not eligible for coverage. As with medical malpractice, the endorsement of related professional organizations is a key element in marketing; the endorsement by the Academy of General Dentistry in 1994 has proven especially beneficial. Dental malpractice is written by the Company predominantly in New York, Florida, and Ohio. At December 31, 1996, approximately 4,900 dentists were insured by the Company under its dental malpractice program.

General Liability

The Company underwrites general liability coverages for day care centers, crane operators, white water rafting, health and social services programs, pest control operators, fire protection equipment dealers and installers, security guards, excess workers' compensation/employer's liability for self-insured employers, and a variety of other programs. Further, the Company underwrites umbrella coverage up to $5 million over an underlying $1 million general liability coverage. The Company's specialty insurance programs include environmental policies covering enumerated hazards with stated policy limits. Although the Company believes that such policies, together with the Company's general, professional and other liability policies, do not subject the Company to material exposure for environmental pollution claims, there can be no such assurance in view of the expansion of liability for environmental claims in recent litigation.

Surety

The Company directly underwrites surety bonds for small contractors, customs bonds, contractor license bonds, bail bonds, license and permit bonds, and self-insured employer's workers' compensation bonds.

Workers' Compensation

The Company underwrites workers' compensation coverage for cotton gins, jockeys, feed lots, and other specialty niches. Additionally, the Company assumes workers' compensation business as a result of its required participation in the National Workers' Compensation Reinsurance Pool and other residual market mechanisms. Due to adverse underwriting results, competitive pricing and competition, the Company discontinued all workers' compensation business in 1993 except its cotton gin and feedlot programs in Texas, its New Jersey jockey program, and its social services program. During 1996, the Company established an alternative risk division and commenced underwriting workers' compensation coverage in conjunction with other programs.

Commercial Earthquake

In July 1995, the Company commenced underwriting difference in conditions ("DIC") commercial earthquake policies under an agreement with a subsidiary of Associated International Insurance Company ("Associated"). Pursuant to the agreement, the Company and Associated underwrite DIC commercial earthquake policies through a companion carrier facility with combined limits of $7.5 million, with two-thirds of the new and renewal policies being underwritten by Associated and one-third by the Company. The agreement may be terminated by either party upon 90 days' notice.

Other

The  Company  underwrites  other  lines  of  insurance,   including   commercial
multi-peril,  inland  marine,  ocean  marine,  property,  specialty  homeowners, non-standard auto, and excess of loss group accident and health. In 1996 the Company began to assume, on a quota share basis, homeowners business underwritten by Omega Insurance Company.

Reinsurance

On July 1, 1996, the Company obtained catastrophe reinsurance coverage for its homeowners business written, which provides coverage in the amount of $14 million excess of a $1 million retention.

The Company reinsures its ocean marine and international risks under multiple layers of excess reinsurance which provides coverage up to $9.95 million excess of $50,000 per occurrence, excess of an aggregate retention of $200,000 of loss occurrences in excess of $50,000. Prior to 1997, the Company also reinsured ocean marine business written by its subsidiary, United Capitol, retaining the first $250,000 per occurrence and ceding up to $7.75 million excess of $250,000, per occurrence under a program led by Underwriters at Lloyds on a losses occurring basis. Effective January 1, 1997, this program was replaced by a similar program written on a risks attaching basis by Munich American Reinsurance Company and Munich Reinsurance Company, U.S. branch.

The Company cedes 100% of its environmental liability business to Underwriters Reinsurance Company. The Company reassumes 10% of this business, together with 10% of the environmental liability business underwritten by Commercial Underwriters Insurance Company and Underwriters Reinsurance Company. During 1995 and 1996, the Company assumed mobile homeowners business from Omega Insurance Company, errors and omission business which it acquired from Bankers Multiple Line Insurance Company ("BMLIC"), in 1995. The Company also assumes reinsurance from its required participation in residual market pools such as the National Workers' Compensation Reinsurance Pool.

Effective January 1, 1995, the Company entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995, 1996 and 1997. Under the terms of the agreement, Centre Re provides reinsurance protection for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except certain classes of surety bonds, realtors errors and omissions and all of the net premiums earned from United Capitol and Regency. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for that accident year, or $162.5 million in the aggregate for the three years. The additional reinsurance coverages described herein are underlying reinsurance coverages which inure to the benefit of this stop loss contract.

Effective July 15, 1995, the Company implemented a program, with 26 reinsurers for its commercial Difference in Condition ("DIC") earthquake program, through a per risk excess of loss agreement and four layers of inuring catastrophe reinsurance. The catastrophe layers attach at $2.5 million per occurrence up to $40 million per occurrence and allow one full reinstatement per year. The Company retains $50,000 per risk, $2.5 million per occurrence.

Effective January 1, 1996, the Company entered into a clash reinsurance agreement with Mutual Assurance, Inc., the Doctors' Insurance Company, and Reliance Insurance Company with respect to its medical malpractice business. Under the agreement, reinsurance is provided to the Company for occurrences involving multiple physicians for $3 million excess of $2 million per occurrence, subject to an aggregate of $6 million.

The majority of the Company's ceded business is reinsured by Centre Reinsurance Company of New York, Swiss Reinsurance America Corporation, and its umbrella liability business by Munich American Reinsurance Company. During 1996, the Company reinsured a large workers' compensation program with the Commercial Risk Re-Insurance Company.

Munich American Reinsurance Company is currently rated A+ (Superior), and Centre Reinsurance Company of New York and Swiss Reinsurance America Corporation are currently rated A (Excellent) by A.M. Best Company, Inc.

The following table is a summary of the maximum amount of loss typically retained and ceded by the Company's insurance subsidiaries as of December 31, 1996 (exclusive of facultative reinsurance and the Centre Re stop loss contract):


                                         Maximum Retained Loss          Maximum Ceded Loss
                                             Per Occurrence/              Per Occurrence/
                                             Risk/Principal               Risk/Principal
                                         ----------------------         ------------------------
                                                    (dollar amounts in thousands)

Property lines                               $    500                       $  9,500
Casualty lines (excluding medical
  malpractice, health specialties,
  and social services)                          1,000                          4,000
Medical malpractice, health
  specialties and social services               1,000 (1)                      1,000
Workers' compensation                           1,000                          2,000
Surety                                          1,000 (3)                      4,000  (3)
Custom bonds                                    3,000 (4)                       N/A
Umbrella liability                              1,000                          4,000
Group accident and health                         250                            750
Excess workers' compensation/
  employers' liability                          1,000 (5)                      9,000  (5)
Earthquake                                      2,500 (2)                     47,500  (2)
Homeowners                                      1,000 (6)                     14,000  (6)
Ocean marine                                      250                          9,750
Directors and officers liability                1,000                          4,000


----------
(1) For certain risks and policy years, the maximum retained loss per occurrence is $.5 million. On a very limited basis, the maximum retained loss per occurrence is $2 million.

(2)   Amounts  relate  to  the  contract   effective   January  1,  1997,  which
      catastrophe layers in excess of $2.5 million are subject to a 5% coinsurance.

(3) Effective December 1, 1995, a layer of excess reinsurance was added for a maximum limit of $10 million per principal on a direct basis, $2.1 million on a net basis.

(4) Amount indicated is the maximum face amount (limit) on the bond issued, which represents the value of goods being imported that are subject to U.S. Customs duty. The actual exposure to the Company is the amount of any unpaid duty on the goods imported, which is generally approximately 15% of the face value of the goods, and any penalties associated with the late payment of the duty.

(5) Subject to a catastrophe retention of $3 million per occurrence and a maximum ceded loss of $40 million per occurrence.

(6) Excludes the effects of the Company's 5% retention of $14 million in losses in excess of $1 million.

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

The following tables set forth for the three years ended December 31, 1996, the gross and net premiums written produced internally and by independent agencies and brokerage firms, no one of which accounted for more than 5% of such premiums:

                                                     Year Ended December 31
                            ---------------------------------------------------------------------
                                       1996                    1995                  1994
                             --------------------   -----------------------    ---------------
                             Premiums     Percent     Premiums     Percent     Premiums   Percent
                              Written    of Total      Written    of Total      Written  of Total
                            ----------   --------     --------    --------     ---------  --------
                                                 (dollar amounts in thousands)
GROSS PREMIUMS

  Internal                   $  78,411      19.5%      $ 56,118       21.2%      $ 48,099    24.2%
  All others                   324,388      80.5        208,196       78.8        150,793    75.8
                             ---------    ------      ---------     ------      ---------  ------
  Total                       $402,799     100.0%      $264,314      100.0%      $198,892   100.0%
                              ========     =====       ========      =====       ========   =====


NET PREMIUMS

  Internal                   $  56,511      18.1%     $  49,126       22.3%      $ 47,050    25.1%
  All others                   255,352      81.9        171,631       77.7        140,238    74.9
                             ---------    ------      ---------     ------      ---------  ------
  Total                       $311,863     100.0%      $220,757      100.0%      $187,288   100.0%
                              ========     =====       ========      =====       ========   =====




Operating Ratios

Statutory Combined Ratio

The statutory combined ratio is the traditional measure of underwriting experience for insurance companies. Generally, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

The following table reflects the consolidated statutory loss ratios, expense ratios and combined ratios of the Company's primary insurance operating subsidiaries, Frontier Insurance, Frontier Pacific and, from May and July 1996, United Capitol and Regency, respectively, determined in accordance with statutory accounting practices, together with the property and casualty industry-wide statutory combined ratios after policyholders' dividends as compiled by A.M. Best, for the years indicated:

                                                            Year Ended December 31
                                            -----------------------------------------------
                                             1996     1995       1994       1993       1992
                                            ------    -----      -----      -----      ----

Loss ratio                                   58.7%      60.0%      69.9%     66.4%      71.9%
Expense ratio                                32.2       31.1       28.2      27.8       24.9
                                             ----      -----      -----     -----      -----
Combined ratio                               90.9%      91.1%      98.1%     94.2%      96.8%
                                             ====      =====      =====     =====      =====
Industry combined ratio after
  policyholders' dividends                  105.9%     106.4%     108.4%    106.9%     115.7%
                                            =====      =====      =====     =====      =====

Premium-to-Surplus Ratio

While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for Frontier Insurance, Frontier Pacific, United Capitol and Regency for the years indicated:

                                                           Year Ended December 31
                                            --------------------------------------------------
                                               1996      1995      1994       1993       1992
                                            ---------  --------  ---------  ---------  -------
                                                         (dollar amounts in thousands)
Frontier Insurance:
  Net premiums written
    during the year                          $255,446  $205,614   $179,058   $115,028  $113,508
  Policyholders' surplus
    at end of year                           $262,899  $171,362   $104,871   $101,418   $76,438
  Ratio                                         .97/1    1.20/1     1.71/1     1.13/1    1.48/1

Frontier Pacific:
  Net premiums written
    during the year                           $32,040   $15,143     $8,230     $3,791    $2,740
  Policyholders' surplus
    at end of year                            $25,985   $17,155    $16,127    $15,108    $6,522
  Ratio                                        1.23/1     .88/1      .51/1      .25/1     .42/1

United Capitol:
  Net premiums written
    during the year                           $25,930   $10,981    $17,051    $17,708   $17,640
  Policyholders' surplus
    at end of year                            $53,355   $68,026    $61,750    $65,676   $62,387
  Ratio                                         .49/1     .16/1      .28/1      .27/1     .28/1

Regency:
  Net premiums written
    during the year                            $4,489    $4,441     $4,804     $5,587    $6,047
 Policyholders' surplus
    at end of year                             $5,105    $4,667     $4,521     $4,308    $4,070
  Ratio                                         .88/1     .95/1     1.06/1     1.30/1    1.49/1

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

All claims are investigated, supervised and adjusted by personnel of Pioneer, which selects counsel and outside adjusting firms, if required, and monitors the case and approves any settlement. Any payment in excess of $50,000 requires approval by an officer of the Company. The Company believes claims management is critical to controlling the amount of paid losses and has an internal staff of experienced claims adjusters and attorneys assigned exclusively to managing and adjusting claims.

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

The following table sets forth a reconciliation of the beginning and ending loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1996:

                                                                 Year Ended December 31
                                                      ----------------------------------------
                                                      1996            1995             1994
                                                      ----            ----             ----
                                                               (amounts in thousands)

Net reserves for losses and LAE, beginning of year     $294,393       $263,202      $216,486

Total acquired reserves                                  53,008          5,500

Incurred losses and LAE for claims relating to:
      Current year                                      160,470        126,769        97,044
      Prior years                                        (4,479)        (7,514)       13,874
                                                        -------        -------       -------
Total incurred losses and LAE                           155,991        119,255       110,918
                                                        -------        -------       -------

Loss and LAE payments for claims relating to:
      Current year                                       27,626         13,057         7,216
      Prior years                                       102,160         80,507        56,986
                                                        -------         ------        ------
Total payments                                          129,786         93,564        64,202
                                                        -------         ------        ------

Net reserves for losses and LAE, end of year            373,606        294,393       263,202
Total reinsurance recoverable on unpaid losses
      and LAE                                           165,467         73,043        49,435
                                                        -------       --------     ---------
Gross reserves for losses and LAE, end of year         $539,073       $367,436      $312,637
                                                       ========       ========      ========


The Company's net reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1995 and 1994 were decreased in the following year by approximately $4.5 million and $7.5 million, respectively, and at December 31, 1993 were increased in the following year by approximately $13.9 million, for claims that had occurred on or prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior-year loss and LAE reserves.

The net $4.5 million decrease in prior years' reserves in 1996 was the result of favorable claims development on the workers' compensation line of business. Included in the net development was an increase in prior years' reserves of approximately $13 million which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. See NOTE C of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. The significant increase in the reinsurance recoverables in 1996 was due to the contribution to the recoverables as result of the acquisition of United Capitol and Regency, which were acquired in 1996, and the change in the type of reinsurance from an aggregate claim excess of loss to a stop loss for the majority of the Company's losses.

The net $7.5 million decrease in the prior years' reserves in 1995 was the result of favorable claims development on the general liability and workers' compensation lines and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development was an increase in prior years' reserves of approximately $19 million which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. See NOTE C of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. The significant increase in the reinsurance recoverable in 1995 was due to a change in the type of reinsurance from an aggregate claim excess of loss to a stop loss for the majority of the Company's losses. See "Reinsurance".

The $13.9  million  increase in prior years'  reserves in 1994  resulted  from a
$17.5  million  increase  in  the  reserves   attributable  to  adverse  medical
malpractice claims development in Florida as a result of higher than anticipated dollar settlements and from redundancies in other lines.

The following table reflects the Company's loss and LAE reserves development, net of estimated subrogation recoverable through December 31, 1996, for each of the preceding ten years:

                                                                          Year Ended December 31
                                    ------------------------------------------------------------------------------------------------
                                     1986    1987     1988     1989      1990    1991    1992     1993      1994     1995     1996
                                    ------  ------   ------   ------    ------  ------  ------   ------    ------   ------   -----
                                                                         (amounts in thousands)

Reserves for unpaid
  losses & LAE                     $27,271 $ 43,813 $ 64,971 $ 92,384 $120,096 $161,263 $185,074 $216,486 $263,202 $294,393 $373,606
Reserves reestimated
 at December 31:
  1 year  later                     28,495   46,385   67,486   93,419  119,875  162,121  188,387  230,360  255,689  289,914
  2 years later                     29,587   49,495   68,793   91,457  120,550  158,746  196,005  229,334  252,678
  3 years later                     31,906   50,890   66,532   91,527  115,310  163,537  191,401  214,712     --
  4 years later                     33,425   49,694   66,656   86,508  114,790  154,217  172,654     --       --
  5 years later                     32,730   49,895   64,254   87,795  107,907  133,768     --       --       --
  6 years later                     32,740   49,492   64,700   79,459   88,803     --       --       --       --
  7 years later                     33,563   48,749   55,300   62,667     --       --       --       --       --
  8 years later                     32,357   43,099   42,687     --       --       --       --       --       --
  9 years later                     30,720   32,391     --       --       --       --       --       --       --
 10 years later                     23,375     --       --       --       --       --       --       --       --

Cumulative redundancy                3,896   11,422   22,284   29,717   31,293   27,495   12,420    1,774   10,524    4,479

Cumulative amount of liability
 paid through December 31:
  1 year  later                      3,760    6,208    9,611   16,823    8,129   41,486   38,300   56,986   80,507  102,160
  2 years later                      7,477   12,946   20,006   13,230   35,864   62,175   74,113  113,471  148,513
  3 years later                     11,953   20,339   11,196   32,987   45,973   80,888  112,017  154,548     --
  4 years later                     16,605   14,902   24,825   39,166   58,043  104,672  139,333     --       --
  5 years later                     12,916   24,426   30,919   50,406   74,659  122,863     --       --       --
  6 years later                     18,466   27,766   39,664   61,276   86,405     --       --       --       --
  7 years later                     20,999   32,372   47,784   67,429     --       --       --       --       --
  8 years later                     23,259   38,271   50,119     --       --       --       --       --       --
  9 years later                     27,412   39,567     --       --       --       --       --       --       --
 10 years later                     27,820     --       --       --       --       --       --       --       --
Net reserve - December 31                                                                                 $263,202 $294,393 $373,606
Reinsurance recoverables                                                                                    49,435   73,043  165,467
                                                                                                          -------- -------- --------
Gross reserve                                                                                             $312,637 $367,436 $539,073
                                                                                                          ======== ======== ========




The loss and LAE reserves of Frontier Insurance, Frontier Pacific, United Capitol and Regency as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments are identical with those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of inter-company transactions and except for a change resulting from the rescission by Frontier Insurance in April 1986 of an offer to assume reinsurance under a proposed treaty with another insurer which has been given retroactive effect herein but was not reflected in the statutory filing with the New York Insurance Department until the March 31, 1986 quarterly statement, thereby reducing the GAAP reserves at December 31, 1985, by $861,000 from the statutory reserves at such date. Further, at December 31, 1986, Frontier Insurance's loss and LAE reserves under GAAP were lower by $138,000 than its 1986 statutory reserves as a result of the revision of certain estimates with respect to liquor law liability claims.

Investments

Funds, including reserve funds, are invested until required for the Company's operations, subject to restrictions on permissible investments established by applicable state insurance codes. The Company's investment strategy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. Prior to 1996, the Company's investment portfolio was managed by Asset Allocation and Management Company ("Asset Allocation") and General Re New England Asset Management, Inc.("New England"), registered investment advisors which specialize in insurance company portfolio management, pursuant to guidelines established by the Company. In 1996, the Company hired a Chief Investment Officer and the core fixed income portfolio is now being managed internally. Asset Allocation and New England provide investment advisory and related services to the Company in asset classes such as mortgage-backed securities, sinking fund preferred stocks, and other special classes of securities.

The following table contains information concerning the Company's investment portfolio at December 31, 1996:

                                                           Market    Amount Reflected   Percent
                                             Cost (1)      Value     on Balance Sheet  of Total
                                            ---------     ---------  ---------------   ----------
                                                         (dollar amounts in thousands)

Available-for-sale securities
 Fixed maturity securities:
    U.S. Treasury securities and
        obligations of U.S. Government
      corporations and agencies              $ 29,708      $ 29,960      $ 29,960          4.3%
       Obligations of states and
      political subdivisions                  191,311       193,055       193,055         27.5
       Foreign governments                         30            24            24           .0
       Corporate securities                   162,336       164,398       164,398         23.4
       Mortgage-backed securities             296,896       297,840       297,840         42.5
                                             --------      --------      --------        -----
   Total fixed maturity securities            680,281       685,277       685,277         97.7
    Equity securities                          13,871        16,271        16,271          2.3
                                             --------      --------      --------        -----
    Total available-for-sale-securities      $694,152      $701,548      $701,548        100.0%
                                             ========      ========      ========        =====


----------
(1) Original  cost  of  equity  and  short-term  securities  and,  as  to  fixed
    maturities,   original   cost  reduced  by   repayments   and  adjusted  for
    amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1996:


                                                               Amount Reflected   Percent
                                                      Market          on            of
S&P/Moody's Rating (1)                                Value      Balance Sheet     Total
----------------------                             --------    ---------------    --------
                                                       (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries of $24,118)      $417,650      $417,650         60.9%
AA/Aa                                                101,460       101,460         14.8
A/A                                                  119,652       119,652         17.5
BBB/Baa                                               46,491        46,491          6.8
All other                                                 24            24           .0
                                                    --------      --------        -----
    Total                                           $685,277      $685,277        100.0%
                                                    ========      ========        =====

----------

(1) Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 1996:

                                                                    Amount Reflected   Percent
                                                          Market           on            of
Maturity                                                  Value       Balance Sheet     Total
--------                                               --------    ------------------  --------
                                                              (dollar amounts in thousands)
Due in one year or less                               $    2,656       $   2,656            .4%
Due after one year to 5 years                             81,800          81,800          11.9
Due after five years to 10 years                         119,248         119,248          17.4
Due after 10 years                                       183,732         183,732          26.8
Mortgage-backed securities                               297,841         297,841          43.5
                                                       ---------       ---------        ------
           Total                                        $685,277        $685,277         100.0%
                                                        ========        ========         =====

The following table summarizes the Company's investment results for the five years ended December 31, 1996, calculated on the mean of total investments as of the first and last day of each calendar quarter:

                                                           Year Ended December 31
                                          --------------------------------------------------------
                                            1996       1995       1994         1993       1992
                                          --------   --------   -------       ------     ------
                                                         (dollar amounts in thousands)
Total net investment income               $38,933     $30,055    $22,975      $22,371    $20,208

Average annual pre-tax yield                  6.4%        6.4%       6.6%         7.8%       7.9%

Average annual after-tax yield                4.8%        4.9%       5.4%         6.3%       6.2%

Effective federal income tax rate
  on total net investment income             24.8%       23.7%      19.8%        19.3%      21.2%


Regulation

Frontier Insurance, Frontier Pacific, United Capitol and Regency are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, Frontier Insurance, Frontier Pacific, Regency and United Capitol must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis; reinsurance generally is not subject to rate regulation. Medical malpractice rates in New York are established by the New York State Insurance Department (the "Department"). Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. New York, the jurisdiction of incorporation of Frontier Insurance, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Department to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income. California, the jurisdiction of incorporation of Frontier Pacific, currently limits the annual amount of dividends payable without the prior approval of the California Insurance Department to the greater of

10% of policyholders' surplus at the end of the previous calendar year or 100% of net income for the previous calendar year. Wisconsin, the jurisdiction of incorporation of United Capitol, precludes the Company from paying dividends without prior approval of the Commissioner of Insurance. North Carolina, the jurisdiction of incorporation of Regency, limits the amount payable without prior approval and is limited to the lesser of 10% of statutory surplus or net income.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires, inter alia, disclosure of transactions between Frontier Insurance and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable and that certain material transactions be specifically non-disapproved by the Department. Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier Insurance's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for Frontier Insurance, must be approved by the Department. With respect to Frontier Pacific, United Capitol and Regency, California, Wisconsin and North Carolina law with respect to holding companies is substantially equivalent to that of New York.

The National Association of Insurance Commissioners ("NAIC") has established eleven financial ratios to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Frontier Insurance's percentage increase in surplus exceeded the acceptable range during 1996 due to a $64 million capital infusion by the Company. United Capitol's percentage decrease in surplus was outside the acceptable range during 1996 due to a $49.8 million dividend paid to its previous parent prior to the acquisition by the Company, partially offset by net income of $4.9 million and a $27.2 million capital contribution by the Company. United Capitol's percentage increase in net written premiums exceeded the acceptable range during 1996 due to the exceptionally low net written premiums from under utilization of capital in previous years. Frontier Pacific's percentage increase in surplus exceeded the acceptable range during 1996 due to a $5.1 million dollar capital infusion by its parent, Frontier Insurance. Frontier Pacific's increase in net written premiums and percentage of agents balances were outside the acceptable range due to the increased writings in California in the majority of the Company's programs, of which approximately fifty percent was written in the fourth quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In their ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and LAE reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs and tighter rules on accounting for certain overdue reinsurance. In addition, the NAIC has implemented risk-based capital requirements for property and casualty insurance companies commencing in 1995 (see below). These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

In 1994, the NAIC implemented a risk-based capital measurement formula to be applied, commencing in 1995, to all property/casualty insurance companies, which formula calculates a minimum required statutory net worth based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. An insurance company that does not meet threshold risk-based capital measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

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

Employees

The Company currently has 749 full-time employees, 7 of whom are executive management, and 33 part-time employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

Item 2.  Properties.

The Company owns a three-story office building at 195 Lake Louise Marie Road, Rock Hill, New York, in which its executive offices and insurance operations for Frontier Insurance are located. A 50,000 square foot addition is under construction and is anticipated to be completed in September 1997. The Company also owns a one-story building in Rock Hill, New York, which it uses for storage and a portion of which is rented, and an airplane for which it leases facilities at a local airport.

The Company owns a one-story 6,000 sq. ft. building in Charlotte, North Carolina where Regency Financial Corporation conducts its insurance operations.

The Company leases office space at eighteen locations in 11 states at an aggregate monthly rental of approximately $133,000.

The Company believes that upon completion of the addition at Rock Hill, New York, it will have adequate space for expansion of its existing operations.

Item 3.  Legal Proceedings.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations- -Shareholder Litigation"

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 30, 1996, the Company held a Special Meeting of Stockholders to vote upon proposals (i) to approve and ratify a financing transaction involving a $172,500,000 offering of Convertible Trust Originated Preferred Securities issued by the Company's financing vehicle, Frontier Financing Trust, and (ii) to adopt an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of Common Stock to 50,000,000 shares.

Present at the Special Meeting in person or by proxy were holders of 13,273,611 shares of the 14,688,064 shares of the Company's Common Stock issued and outstanding on November 22, 1996, the record date for the Special Meeting.

The vote on the proposals was as follows:

1)    To approve and ratify the financing transaction  description  in the Proxy
      Statement:

         For           Against            Abstain             Broker Non-Votes
         ---           -------            -------             ----------------
      11,005,986       36,220              13,421                 2,217,984

2) To adopt an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 50,000,000 shares:

         For           Against            Abstain             Broker Non-Votes
         ---           -------            -------             ----------------
      11,950,398      1,311,789            11,424                  -0-

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol FTR. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange, for each calendar quarter during the periods indicated, as adjusted to reflect stock dividends paid and stock splits:

                                                    High                   Low
                                                    ----                   ---
       1995:
         First Quarter                              $22.50                $18.41
         Second Quarter                              24.55                 21.36
         Third Quarter                               29.09                 22.95
         Fourth Quarter                              30.68                 25.00

       1996:
         First Quarter                              $30.11                $25.68
         Second Quarter                              38.00                 30.13
         Third Quarter                               41.13                 32.63
         Fourth Quarter                              39.87                 36.25

        1997:
         First Quarter (through March 18, 1997)     $44.25                $36.63


On March 18,1997, the Company had approximately 896 holders of record of its Common Stock, which did not include beneficial owners for shares registered in nominee or street name.

During 1996, the Company declared three quarterly cash dividends of $.13 per share and one quarterly cash dividend of $.11 per share (adjusted for stock dividend), constituting the sixteenth consecutive quarterly cash dividends. (See "Business-Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiaries.)

Item 6.      Selected Financial Data

The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

Income Statement Data:                                                                Year Ended December 31
----------------------                                  ----------------------------------------------------------------------------
                                                           1996            1995             1994           1993             1992
                                                        ----------     ----------      -------------    ------------     -----------
                                                                            (in thousands, except per share dollar amounts)
   Revenues:
    Gross premiums written                                $  402,799     $  264,314      $  198,892      $  148,750      $  149,504
                                                          ==========     ==========      ==========      ==========      ==========
    Net premiums written                                  $  311,863     $  220,757      $  187,288      $  118,819      $  116,248
                                                          ==========     ==========      ==========      ==========      ==========
    Net premiums earned                                   $  265,989     $  196,220      $  156,755      $  116,372      $  105,171
    Net investment income                                     37,226         30,035          24,453          22,523          19,875
    Realized capital gains (losses)                            1,707             20          (1,478)           (152)            333
    Gross claims adjusting income                                 55            130             255             424           1,356
                                                          ----------     ----------      ----------      ----------      ----------
         Total revenues                                      304,977        226,405         179,985         139,167         126,735
  Expenses:
    Losses and loss adjustment expenses                      155,991        119,255         110,918          77,581          74,933
    Amortization of policy acquisition costs,
      underwriting, and other expenses                        88,080         62,975          47,737          31,293          26,604
    Minority interest in income of
      subsidiary trust                                         2,277
    Interest expense                                           1,970            895
                                                          ----------     ----------      ----------      ----------      ----------
         Total expenses                                      248,318        183,125         158,655         108,874         101,537
                                                          ----------     ----------      ----------      ----------      ----------
  Income before income taxes and
    cumulative effect of change in
    accounting principle                                      56,659         43,280          21,330          30,293          25,198
  Income taxes                                                16,592         12,069           4,350           7,130           6,236
                                                          ----------     ----------      ----------      ----------      ----------
  Income before cumulative effect
    of change in accounting principle                         40,067         31,211          16,980          23,163          18,962
  Cumulative effect of change in
    accounting for income taxes                                                                                 708
                                                          ----------     ----------      ----------      ----------      ----------
         Net Income                                       $   40,067     $   31,211      $   16,980      $   23,871      $   18,962
                                                          ==========     ==========      ==========      ==========      ==========

   Net income per share - primary                              $2.77          $2.18           $1.19           $1.90           $1.60
                                                               =====          =====           =====           =====           =====
   Net income per share - fully diluted                        $2.73          $2.17           $1.18           $1.88           $1.58
                                                               =====          =====           =====           =====           =====
   Cash dividends declared per share                           $ .50          $ .48           $ .46           $ .40           $ .40
                                                               =====          =====           =====           =====           =====


  Balance Sheet Data:                                                                     December 31
  ------------------                                     ---------------------------------------------------------------------------
                                                             1996           1995            1994            1993            1992
                                                         -----------    ----------      -----------      ----------      -----------
  Total investments                                       $  838,320     $  552,714      $  407,618      $  343,591      $  262,010
  Total assets                                             1,246,407        773,348         599,117         527,657         406,149
  Liabilities for gross unpaid losses and
    loss adjustment expenses                                 539,073        367,436         312,637         274,035         238,941
  Total liabilities                                          810,880        543,615         408,853         341,963         299,400
    Guaranteed preferred beneficial interest
    in Company's convertible subordinated
    debentures                                               166,953

  Total shareholders' equity                                 268,574        229,733         190,264         185,694         106,749

Supplemental Primary Earnings Per Share Data:

  Realized capital gains (losses)-net of tax                  $  .07         $               $ (.06)         $ (.01)          $ .02
  Federal income tax "Fresh Start" benefits                                                                                     .03
  Cumulative effect of accounting change                                                                        .06
  Operating income                                              2.70           2.18            1.25            1.85            1.55
                                                              ------         ------          ------          ------           -----
  Net income                                                  $ 2.77         $ 2.18          $ 1.19          $ 1.90           $1.60
                                                              ======         ======          ======          ======           =====
  Book value                                                  $18.28         $15.99          $13.28          $13.04           $8.99
                                                              ======         ======          ======          ======           =====

Statutory Combined Ratio                                        90.9%          91.1%           98.1%           94.2%           96.8%
GAAP Combined Ratio                                             91.8%          92.7%          101.0%           93.2%           95.4%
Ratio of earnings to combined fixed
  charges and preferred stock dividends                        13.2x          39.1x             N/A             N/A             N/A


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

Results of Operations

The following table sets forth the Company's net premiums earned by principal lines of insurance for the three years indicated and the dollar amount and percentage of change therein from year to year:

                                                                                                    Increase (Decrease)
                                                                                      --------------------------------------------
                                                  Year Ended December 31                  1995  to 1996            1994 to 1995
                                            ------------------------------               ----------------       ----------------
                                            1996         1995         1994             Amount            %      Amount          %
                                            ----         ----         ----             -------          --     -------         --
                                                                   (Dollar amounts in thousands)
Medical malpractice
  (including dental
   malpractice and social services)        $105,217    $ 88,295    $ 74,877          $ 16,922          19.2   $ 13,418       17.9
General liability                            78,641      50,026      28,631            28,615          57.2     21,395       74.7
Surety                                       51,369      39,756      30,344            11,613          29.2      9,412       31.0
Workers' compensation                         7,025      10,320      16,671            (3,295)        (31.9)    (6,351)     (38.1)
Commercial earthquake                         8,257         249                         8,008       3,216.1        249        n/a
Other                                        15,480       7,574       6,232             7,906         104.4      1,342       21.5
                                           --------    --------    --------          --------                 --------       ----
    Total                                  $265,989    $196,220    $156,755          $ 69,769          35.6   $ 39,465       25.2
                                           ========    ========    ========          ========                 ========       ====



The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated:

                                                                 Year Ended December 31
                                                          -------------------------------------
                                                           1996           1995            1994
                                                           ----           ----            ----
Losses                                                    36.5%           45.6%          54.1%
Loss adjustment expenses ("LAE")                          22.2            15.2           16.7
                                                          ----           -----         ------
Losses and LAE                                            58.7            60.8           70.8
Acquisition, underwriting, interest, and other expenses   33.1            31.9           30.2
                                                          ----           -----         ------
GAAP Combined Ratio                                       91.8%           92.7%         101.0%
                                                          ====           =====          =====

Calendar Year 1996 Compared to Calendar Year 1995

A variety of factors accounted for the 35.6% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, partially offset by a decrease in workers' compensation, particularly the cotton gin program, and by the increased ceding of net premiums earned under the Company's aggregate excess of loss reinsurance contract effective January 1, 1996, pursuant to which 13.5% and 14% of net premiums earned in 1996 and 1995, respectively, was ceded for all lines of business, except certain classes of surety bonds, realtors' errors and omissions and all of the net premiums earned by United Capitol and Regency.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured, principally those associated with mental health, home care and other social service organizations, growth in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, and rate increases in Florida.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including social services, alarms and guards, demolition contractors, pest control, excess employer's liability and asbestos abatement as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

Growth  in  the  surety  net  premiums  earned  continued  in  1996,   primarily
attributable to expanded writings of license and permit bonds, small contractors bonds, miscellaneous bonds, custom bonds and bail bonds.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and feed lots, decreases in the social services programs due to price competition, and a lesser required participation in the National Workers' Compensation Reinsurance Pools. These decreases were partially offset by increases in workers' compensation from the alternative risk program which the Company initiated in 1996.

Net premiums earned for the commercial earthquake program increased primarily due to the growth in the number of policies written in 1996 over the comparable period in 1995, when the program was initiated.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social services program, and in the mobile homeowners program and auto physical damage business as a result of the acquisition of Regency effective in June 1996. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 23.9% due principally to increases in invested assets resulting from the proceeds of the issuance of Convertible Trust Originated Preferred Securities ("Convertible TOPrS") in October 1996, cash inflow from regular operations, and the contribution to net investment income by United Capitol and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 29.5% due to the aforementioned increase in net investment income and an increase in realized capital gains. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 6.4%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8%, as compared to the previous year.

Gross claims adjusting income decreased 57.7% primarily as a result of a decrease in claim services provided to outside companies, principally Markel Corporation.

Total revenues increased 34.7% as a result of the above.

Total expenses increased by 35.6%, similar to the 35.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased by 30.8% which included a 8.5% increase in losses and a 97.5% increase in LAE. The increase in losses was substantially lower than for net premiums earned as a result of a one-time reallocation of loss reserves to LAE reserves, favorable reserve development in accident years prior to 1996 for general liability and workers' compensation and recoveries under the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 65% of the net premiums earned for the 1996 accident year, partially offset by higher loss and LAE ratios for business written in 1996. The Company also increased prior years' reserves by approximately $13 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable December 1995 ruling in the New York Court of Appeals, described in Note C of the Notes to Consolidated Financial Statements. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid by the Company and reserves held by the Company that the Company believes are reimbursable by the State of New York. The 97.5% increase in LAE resulted from the increase in loss and LAE ratios, a one-time reallocation of loss reserves to LAE reserves, partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. Due to the disproportionate relationship of losses and LAE to net premiums earned, the loss and LAE component of the GAAP Combined Ratio was 2.1 percentage points lower than in the comparable 1995 period. The 40% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility, and salary increases. The 120% increase in interest expense was primarily the result of increased interest expense associated with the borrowing under the line of credit. The Company also incurred approximately $2,277,000 of expenses in 1996 associated with the Convertible TOPrS. See NOTE M of the NOTES TO THE CONSOLIDATED FINANCIAL
STATEMENTS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was
1.2 percentage points higher than in the comparable 1995 period. The total GAAP Combined Ratio decreased by .9 percentage points to 91.8% as a result of the above.

The foregoing changes resulted in income before income taxes of $56.7 million for the year ended 1996, a 30.9% increase from the comparable 1995 period. Net income for the year increased by $8.9 million, or 28.4%.

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

Asset Portfolio Review

At December 31, 1996, the Company's total assets of $1.25 billion was comprised of the following: cash and investments, 67.9%; reinsurance recoverables, 15.5%; premiums receivable and agents balances, 6.2%; deferred expenses (policy acquisition costs and deferred federal income taxes), 4.9%; home office building, property and equipment, 3.0%; and other assets, 2.5%.

The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of government and governmental agency securities and high-quality marketable corporate securities which are rated at investment grade levels. At December 31, 1996, the Company held rated, or better-than-investment grade, fixed income debt securities with a carrying amount of $ 685.3 million, constituting 100.0% of the Company's fixed maturity investments.

At December 31, 1996 and 1995, the Company's fixed maturity securities included mortgage-backed bonds of $297.8 million and $192.1 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

The Company limits the extent of its credit risk by purchasing securities that are backed by stable collateral and by concentrating on securities with enhanced priority in the securitization structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover interest only payments). At selected times, higher-risk securities may be purchased if they do not compromise the safety of the Company's general portfolio. There are negligible default risks in the Company's mortgage-backed bond portfolio as the vast majority of these bonds are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities resulting in the bonds having high investment grade status.

At December 31, 1996, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

                                                                       Amount          Percent
                                                        Market      Reflected on         of
    S&P/Moody's Rating                                  Value       Balance Sheet     Portfolio
    ------------------                                 --------    --------------    -----------
                                                               (Amounts in thousands)

    AAA/Aaa (including U.S. Treasuries of $24,118)     $417,650       $417,650          60.9%
    AA/Aa                                               101,460        101,460          14.8
    A/A                                                 119,652        119,652          17.5
    BBB/Baa                                              46,491         46,491           6.8
    All other                                                24             24            .0
                                                  -------------  -------------     ---------
                       Total                           $685,277       $685,277         100.0%
                                                       ========       ========         =====

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

As of January 1, 1994, the Company adopted FASB Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to-maturity." Under the reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of applicable income taxes, are charged or credited directly to shareholders' equity. "Held-to-maturity" securities are reported at amortized cost. The adoption of Statement 115 increased shareholders' equity by $3.65 million at January 1, 1994.

In December 1995, the Company reclassified all of its previously held securities classified as held-to-maturity, to available-for-sale as permitted by the FASB's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equities - Questions and Answers. The reclassification increased shareholders' equity by $2.75 million at December 31, 1995.

Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions described in Note I of the Notes to the Consolidated Financial Statements. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, underwriting and other operating expenses, commissions, and dividends to shareholders and policyholders.

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

Cash flow generated from operations for 1996, 1995, and 1994 was $116.5 million, $105.0 million, and $81.9 million, respectively, amounts adequate to meet all of the Company's obligations.

In January 1994 and 1995, investment funds were increased by $9.0 million and $3.9 million, respectively, from the commutation of the 1990, and 1991 treaty years under the medical malpractice reinsurance treaties, resulting in the receipt of $6.1 million and $3.9 million, respectively, in cash and a concomitant increase in reserves for unpaid losses and LAE, with the balance received from the collection of contingent commissions earned by the Company for the 1994 treaty year.

In April 1994, the Company completed the acquisition of Spencer Douglass Insurance Associates, Inc., a California license and permit bond insurance agency, for $3.2 million and entered into a five-year consulting agreement with the owner/principal of the agency. Personnel of the agency involved in placing and servicing the acquired business have become employees of the Company, operating from their respective locations in Phoenix, Arizona; Reno and Las Vegas, Nevada; and San Jose, Orange County and La Jolla, California. All new and renewal policies with respect to the approximately $5 million to $6 million of license and permit bond business acquired are issued by the Company.

In May 1995, the Company and R. Spencer Douglas III ("Douglass") formed a California limited liability corporation, Douglass/Frontier, LLC ("Douglass/Frontier"), a bail bond insurance agency to which the Company contributed $2.4 million in cash and Douglass contributed the assets of his wholly-owned existing bail bond agency. The Company and Douglass share equally in the ownership of Douglass/Frontier.

On June 29, 1995, the Company obtained a 4 1/2 year, $35 million line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.87% per annum, payable quarterly. In June and September 1996, the Company borrowed an additional $4.2 million and $2.9 million from The Bank of New York (outside of the line of credit) at annual interest rates of 6.125% and 6.3125%, respectively, payable quarterly, due October 1996. In the fourth quarter, the Company repaid all borrowings and terminated the facility.

As a result of a review by AM Best of Frontier Insurance Company's A- (Excellent) rating, the Company agreed with AM Best to make a $45 million capital infusion to Frontier Insurance Company by June 30, 1995 in order to fund its projected growth and retain its A- rating. At June 30, 1995, the Company had completed the $45 million capital infusion, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan.

In November 1995, the Company acquired the realtors' errors and omissions book of business from Bankers Multiple Line Insurance Company ("BMLIC") for $400,000. The personnel of BMLIC involved in placing and servicing the acquired business have become employees of the Company and will continue to operate from their location in Louisville, Kentucky.

In May 1996, the Company completed the acquisition of United Capitol Holding Company ("United Capitol Holding"), the direct or indirect parent of United Capitol Insurance Company, United Capitol Managers, Inc. (renamed Olympic Underwriting Mangers, Inc.) and Fischer Underwriting Group, Inc., for $31.0 million. United Capitol Holding, through its subsidiaries, underwrites specialty risks such as asbestos abatement, environmental liability and directors' and officers' liability.

Effective June 1996, the Company completed the acquisition of Regency Insurance Company and Emrol Premium Discount, Inc. in exchange for 238,087 shares of the Company's Common Stock. Regency underwrites non-standard automobile insurance principally in North Carolina and Emrol finances premiums primarily for policyholders of Regency.

In October 1996, the Company completed a $172.5 million offering of Convertible TOPrS, issued through Frontier Financing Trust, a Delaware business trust formed by the Company for the purpose of the transaction. The Convertible TOPrS have a dividend rate of 6 1/4% and are convertible into 1.0663 shares of the Company's Common Stock, equivalent to a conversion price of $46.89 per share. See NOTE M of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. Net proceeds to the Company from this offering were $166.9 million of which $32.1 million was applied to repay bank debt, $60 million was contributed to the surplus of Frontier Insurance and the remaining balance was available for general corporate purposes.

During 1996, the Company expended $1.2 million in connection with the construction of an addition to its home office building. The Company plans to occupy the addition in 1997 and will expend approximately $11.3 million to complete the facility.

In March 1992, the Company commenced quarterly cash dividend payments. Cash dividends declared in 1996, 1995 and 1994 were $7,300,000, $6,200,000, and
$6,000,000, respectively.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock at such times and prices as the Company deems advantageous, in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. The Company did not purchase any shares in 1996. In 1995 and 1994, in conjunction with this repurchase program, the Company purchased 6,600 and 38,940 shares of its Common Stock at a cost of $134,000 and $654,000, respectively.

On March 31, 1997, the Company announced that it executed a definitive agreement to acquire 100% of the stock of Lyndon Property Insurance Company and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon-DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc., subject to certain closing conditions and regulatory approval, at a purchase price of approximately $92,000,000. The purchase price will be financed by Company funds and bank borrowings.

Reinsurance

Effective January 1, 1995, the Company entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for accident years' commencing 1995. Under the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business, except certain classes of surety bonds, and net premiums earned from United Capitol and Regency. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years.

Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity, was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of
Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves is entitled to reimbursement of certain claims previously paid; accordingly, effective June 30, 1996 and December 31, 1995, Frontier recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

Regulation

In its ongoing effort to improve solvency regulation, the National Association of Insurance Commissioners ("NAIC") and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                                    Ratio of Total Adjusted Capital to
                                                       Authorized Control Level RBC
                   Regulatory Event                       (Less Than or Equal to)
                   ----------------                  -------------------------------
               Company action level                                 2 *
               Regulatory action level                              1.5
               Authorized control level                             1
               Mandatory control level                              0.7

               *Or, 2.5 with negative trend.

The ratios of total adjusted capital to authorized control level RBC for the Company's insurance subsidiaries were all in excess of 3:1 at both December 31, 1996 and 1995.

The NAIC currently is in the process of recodifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to completed in 1997, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes in the Company's insurance subsidiaries statutory surplus.

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

Environmental Issues

The Company, through its subsidiary, United Capitol, in the ordinary course of business, writes insurance on accounts which have hazardous, unique or unusual risk characteristics. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusions, except for policies providing pollution liability coverage to contractors involved in the remediation of pre-existing pollution. In addition, United Capitol's product liability and other primary general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos, other than for the policies providing coverage to asbestos abatement contractors for third party claims alleging bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are excluded from coverage.

Although the Company believes that such policies, together with the Company's general, professional and other liability policies, do not subject it to material exposure for environmental pollution claims, there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

Shareholder Litigation

The Company has been served with several purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors; certain other actions also allege violations of the common law. The complaints relate to the Company's November 5, 1994 announcement of its third-quarter financial results and allege that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits. The Company believes the suits are without merit and has retained special legal counsel to contest them vigorously and believes that the Company's exposure to liability under such lawsuits, if any, would not have a material adverse effect on the Company's financial condition.

Item 8.      Financial Statements and Supplementary Data.

             See List of Financial Statements and Financial Statement Schedules on Page F-1.

Item 9.      Changes   in  and  Disagreements  with  Accountants  on  Accounting
             and Financial Disclosure.

             None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

        Name               Age                     Office
-------------------        ---      --------------------------------------
Walter A. Rhulen           65       President and Chairman of the Board
Peter L. Rhulen            58       Vice President and Director
Harry W. Rhulen            33       Executive Vice President
Peter H. Foley             49       Executive Vice President - M & A
Mark H. Mishler            38       Vice President - Finance and Treasurer
Thomas J. Dietz            55       Vice President
Linda Markovits            48       Vice President - Investor Relations
James E. Kroh              53       Vice President - Human Resources
Lawrence E. O'Brien        56       Director
Douglas C. Moat            65       Director
Alan Gerry                 68       Director

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

      Peter L. Rhulen has been a Vice President and director of the Company since commencement of its operations in July 1986 and a Vice President of Frontier Insurance since 1976. Mr. Rhulen was formerly Vice Chairman of Markel/Rhulen, a position he held from October 1989 to September 1992, and now acts as an independent insurance consultant. Mr. Rhulen is also Vice Chairman of the Board and President of RAI Partners, Inc. (formerly Rhulen Agency), a firm of which he has been an executive officer for more than 25 years. Mr. Rhulen devotes only minimal time to the affairs of the Company in his capacity as Vice President.

      Harry W. Rhulen was elected Executive Vice President of the Company in October 1996, having been a Vice President of the Company since June 1990 and an employee since June 1989. Mr. Rhulen also serves as Chief Executive Officer of United Capitol from its acquisition in May 1996.

      Peter H. Foley was elected Executive Vice President of the Company in October 1996, having been a Vice President of the Company since June 1995. Prior thereto, Mr. Foley served as Vice President of Aegis Security Insurance Company from September 1993 to June 1995, Executive Vice President and co-founder of Connecticut Surety Insurance Company from May 1993 to September 1993, and Senior Vice President of E.W. Blanch, Inc. from November 1991 to May 1993. Mr. Foley has served in various executive officer positions in the insurance industry for more than 22 years, and has served as principal of his own consulting firm.

      Mark H. Mishler was elected Vice President - Finance and Treasurer of the Company in October 1996, having been the Vice President and Controller of Frontier Insurance Company since 1995, and an employee of the Company since 1987. Mr. Mishler has more than 15 years experience in the insurance business.

      Thomas J. Dietz has been a Vice President of the Company since July 1990 and the President of Med Pro since its inception in 1986. For more than five years prior thereto, Mr. Dietz was a Vice President of Medical Quadrangle, Inc., an insurance agency which acted as a broker to the Company through February 1987. Mr. Dietz, a CPCU, has more than 29 years' experience in the insurance business.

      Linda Markovits has been an employee of the Company since 1987, was elected an Assistant Vice President in January 1991 and a Vice President in June 1993. Ms. Markovits has 18 years of experience in the insurance business.

      James E. Kroh was elected Vice President - Human Resources of the Company in May 1996, and joined the Company in 1995. Prior thereto, Mr. Kroh served for in excess of five years as Vice President for PHICO Insurance Company.

      Lawrence E. O'Brien has been a director of the Company since June 1990 and a member of the Audit Committee since that date. Mr. O'Brien, a CPCU, is the President of O'Brien Management Company, Inc., an insurance consulting firm, a position he has held since January 1988, and was a co-founder and a director of Underwriter Management Associates, a managing general insurance agency with which he had been associated since its inception in 1983 until its sale in September 1990. From 1976 to 1987, Mr. O'Brien was Executive Vice President of Associated Risk Managers, a New York statewide affiliation of independent insurance agents marketing specialized insurance programs.

      Douglas C. Moat has been a director of the Company since August 1991 and a member of the Audit Committee since that date. Mr. Moat, a JD, CLU, and FLMI, is Chairman of the Manhattan Group, Inc., an insurance and financial services firm. Mr. Moat has over 40 years' experience in insurance and financial services sales and management, including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director Financial Services Corporate Staff, ITT Corp.; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York State Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness.

      Alan Gerry was elected a director of the Company in March 1996. Mr. Gerry was the founder of Cablevision Industries Corporation, the eighth largest multiple cable system operator in the United States and its Chairman of the Board and Chief Executive Officer until its merger with Time Warner Entertainment in January 1996. Mr. Gerry is a member of the Board of Directors of Time Warner Entertainment, the National Cable Television Association, and C-SPAN, the industry public affairs programming network. He was a founding member of the Board of the Cable Alliance for Education and is a past President of the New York State Cable Television Association.

                             ----------------------

Messrs. Walter A. Rhulen and Peter L. Rhulen are brothers and Mr. Harry W. Rhulen is the son of Walter A. Rhulen.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

Item 11. Executive Compensation

The following table sets forth a summary of the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers during the year ended December 31, 1996 and the two preceding years.

                           Summary Compensation Table

                                                        Long-Term
                             Annual Compensation      Compensation
Name and                     -------------------          Awards
 Principal                   Salary        Bonus          ------            All Other
 Position          Year        ($)          ($)         Options (#)    Compensation ($) (1)
-----------        ----      -------      -------       -----------    --------------------

Walter A. Rhulen   1996      500,000      415,500            --               30,000
  President        1995      500,000      296,900            --               23,400
  and Chairman     1994      500,000           --            --               27,300

Thomas J. Dietz    1996      250,000       75,000            --               20,000
  Vice President   1995      215,000       35,400            --               16,300
                   1994      215,000           --            --               15,000

Peter H. Foley     1996      191,000      157,800        20,000(2)            17,000
  Executive        1995       77,900       45,300        11,000(3)             3,600
  Vice President   1994          --            --            --                   --

Harry W. Rhulen    1996      125,000       65,000            --               14,000
  Executive        1995      105,000       23,900         2,750(4)            10,000
  Vice President   1994       90,000       10,000            --                9,200

Mark H. Mishler    1996      106,000       60,000            --               11,300
  Vice President   1995       87,000        8,900         2,750(4)             8,500
  and Treasurer    1994       80,000        7,500            --                6,700

----------------------

(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401K plan. The allocable amount accrued for contribution to the Company's profit sharing plan for Messrs. W. Rhulen, Dietz, Foley, H. Rhulen and Mishler was $9,500, $9,500, $9,500, $9,400 and $6,700, respectively, and the allocable amount contributed to the Company's 401K Plan for Messrs. W. Rhulen, Dietz, Foley, H. Rhulen and Mishler was $20,500, $10,500, $7,500, $4,600 and $4,600, respectively.

(2) Exercisable cumulatively at the rate of approximately 10% of the underlying shares per year, commencing June 30, 1997.

(3) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing June 5, 1996.

(4) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing March 3, 1996.

                             ----------------------

The following table presents the value of unexercised options held at December 31, 1996 by the individuals named in the Summary Compensation Table:

                               Options Value Table

                                                               Value of
                                Number of                    Unexercised
                               Unexercised                   In-the-Money
                                  Options                      Options
                               at Year-End (#)              at Year-End ($)*
                              Exercisable (E)/             Exercisable (E)/
        Name                 Unexercisable (U)            Unexercisable (U)
---------------------        -----------------            ----------------
Walter A. Rhulen                    --                          --

Thomas J. Dietz                 74,250 (E)                      -0- (E)

Peter H. Foley                   2,750 (E)                   43,938 (E)
                                28,250 (U)                  136,813 (U)

Harry W. Rhulen                105,854 (E)(1)                40,663 (E)
                                 2,744 (U)                   49,105 (U)

Mark H. Mishler                  2,049 (E)                   31,559 (E)
                                 2,516 (U)                   46,053 (U)


------------
* Values are calculated by subtracting the exercise price from the fair market value of the Common Stock at year-end.

(1) Includes 103,215 shares purchasable at $45.45 per share upon exercise of options granted to Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry
    W. Rhulen by his father.

                             ----------------------

    Mr. Harry W. Rhulen is the son of Mr. Walter A. Rhulen

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company's Common Stock at December 31, 1996 by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 32, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

                              Amount and Nature of
                              Beneficial Ownership

                                       Currently             Acquirable             Percent of
Name and Address                         Owned             Within 60 Days (1)      Outstanding
----------------                      ------------         --------------          -----------

Walter A. Rhulen (2)...............   1,083,822(3)               --                    7.4
Peter L. Rhulen (2)................     972,950(4)               --                    6.6
Lawrence E. O'Brien................      34,392                  688                     *
Douglas C. Moat....................       4,263                  688                     *
Alan Gerry ........................         --                   --                      *
Thomas J. Dietz....................      69,704               74,250                   1.0
Harry W. Rhulen....................      97,631(5)           105,854(6)                1.4
Peter H. Foley.....................         952                2,750                     *
Mark H. Mishler....................        --                  2,049                     *
Estate of Jesse M. Farrow (2)......     859,594                --                      5.9
Denver Investment Advisors LLC
  1225 - 17th Street, 26th Floor
  Denver, CO  80202................   1,218,726(7)             --                      8.3
Wellington Management Company
  75 State Street
  Boston, MA 02109.................   1,139,071(8)             --                      7.8
All directors and executive
  officers as a group (9 persons)..   2,276,314              190,383                  16.8

------------------------------------
* Less than 1%

(1) Reflects number of shares of Common Stock acquirable upon exercise of options.

(2) Address is 195 Lake Louise Marie Road, Rock Hill, NY 12775-8000.

(3) Does not include 5,072 shares of Common Stock owned by the wife of Walter A. Rhulen, the beneficial ownership of which Mr. Rhulen disclaims.

(4) Does not include 13,216 shares of Common Stock owned by the wife of Peter L. Rhulen, 245,391 shares owned by the children of Peter L. Rhulen, 26,200 shares of Common Stock owned by The Eileen and Peter Rhulen Foundation of which Mr. Rhulen is President, and 12,650 shares of Common Stock owned by a charitable foundation for which Mr. Rhulen acts as trustee. Mr. Rhulen disclaims beneficial ownership of the aforementioned shares.

(5) Includes 3,394 shares owned by a daughter of Mr. Harry W. Rhulen for whom he acts as custodian under the Uniform Gifts to Minors Act. Does not include 5,459 shares of Common Stock owned by Mr. Rhulen's wife, as to which Mr. Rhulen disclaims beneficial ownership.

(6) Includes 103,125 shares purchasable at $45.45 per share upon exercise of options granted to Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry
    W. Rhulen by his father.

(7) Information is from Schedule 13G, dated February 10, 1997, filed by Denver Investment Advisors, LLC, which reflects shared dispositive power with respect to 1,218,726 shares.

(8) Information is from a Schedule 13G, dated January 24, 1997, filed by Wellington Management Company, which reflects shared dispositive power with respect to 1,139,071 shares.

Item 13.   Certain Relationships and Related Transactions

           Not applicable.

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

           (a) List of documents filed as part of this Report.

               (1), (2) Financial Statements and Schedules.

                        See List of Financial Statements and Financial Statement Schedules on page F-1.

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

                          YEAR ENDED DECEMBER 31, 1996

                         FRONTIER INSURANCE GROUP, INC.

                               ROCK HILL, NEW YORK

FORM 10-K--ITEM 14(a)(1) AND (2)

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and supplemental data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 1996 and 1995.....................F-3
Consolidated Statements of Income--Years Ended
    December 31, 1996, 1995 and 1994........................................F-5
Consolidated Statements of Shareholders' Equity--Three Years Ended
    December 31, 1996.......................................................F-6
Consolidated Statements of Cash Flows--Years Ended
    December 31, 1996, 1995 and 1994........................................F-7
Notes to the Consolidated Financial Statements..............................F-8
Supplemental Data--Quarterly Results of Operations (Unaudited)..............F-30

The following consolidated financial statement schedules of Frontier Insurance Group, Inc. and subsidiaries are included in Item 14(a):

Schedule II  --Condensed Financial Information of Registrant................F-31
Schedule IV --Reinsurance...................................................F-34
Schedule V  --Valuation and Qualifying Accounts.............................F-35
Schedule VI --Supplemental Information Concerning
               Property/Casualty Insurance Operations.......................F-36

All other schedules for which provision is made in Article 7 of Regulation S-X are not required under the related instructions, are inapplicable, or required information is included in the consolidated financial statements, and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Frontier Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note B to the consolidated financial statements, effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities."


                                           /S/     Ernst & Young LLP
                                           -------------------------

New York, New York
March 26, 1997, except for
Note O, as to which the date
is March 31, 1997

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

                                     ASSETS

                                                                    December 31
                                                            --------------------------
                                                               1996             1995
                                                            ----------        --------
Investments--Note H:
Securities, available for sale--at fair value:
   Fixed maturities (amortized cost:
    1996--$680,281; 1995--$510,056)                         $  685,277        $521,402
   Equity securities (cost: 1996--$13,871;
    1995--$20,132)                                              16,271          21,024
Short-term investments                                         133,835           7,353
Investment in limited liability corporation                      2,937           2,935
                                                            ----------        --------
        TOTAL INVESTMENTS                                      838,320         552,714

Cash                                                             8,332           5,115
Agents' balances due, less
   allowances for doubtful accounts
   (1996--$2,225; 1995--$3,346)                                 50,558          25,779
Premiums receivable from insureds,
   less allowances for doubtful accounts
   (1996--$60; 1995--$45)                                       26,225          24,177
Net reinsurance recoverables, less
   allowances for possible uncollectible
   amounts (1996--$517; 1995--$115)--Notes D and N             192,569          76,955
Accrued investment income                                        9,364           7,458
Federal income taxes recoverable                                 3,987             217
Deferred policy acquisition costs                               32,871          18,797
Deferred federal income tax asset--Note E                       27,620          23,627
Home office building, property and equipment--
   at cost, less accumulated depreciation and
   amortization (1996--$11,184; 1995--$7,679)                   37,167          29,668
Intangible assets, less accumulated amortization
   (1996--$3,808; 1995--$2,370)                                 11,738           3,082
Other assets                                                     7,656           5,759
                                                            ----------        --------
        TOTAL ASSETS                                        $1,246,407        $773,348
                                                            ==========        ========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS--Continued
(dollar amounts in thousands, except per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    December 31
                                                            --------------------------
                                                               1996             1995
                                                            ----------        --------
LIABILITIES
 Policy liabilities--Notes C and D:
   Unpaid losses                                            $  429,506        $309,164
   Unpaid loss adjustment expenses                             109,567          58,272
   Unearned premiums                                           185,728         107,282
                                                            ----------        --------
         TOTAL POLICY LIABILITIES                              724,801         474,718

 Funds withheld under reinsurance contracts--Note N             64,065          28,226
 Cash dividend payable to shareholders                           1,904           1,568
 Note payable--Note F                                                           25,000
 Other liabilities                                              20,110          14,103
                                                            ----------        --------
         TOTAL LIABILITIES                                     810,880         543,615

COMMITMENTS AND CONTINGENCIES--Note L

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE SUBORDINATED
DEBENTURES--Note M                                             166,953

SHAREHOLDERS' EQUITY--Notes A, G, I, and J
 Preferred stock, par value $.01
   per share; authorized and
   unissued--1,000,000 shares
 Common stock, par value $.01 per share;
   (shares authorized: 1996--50,000,000;
   1995--20,000,000, shares issued:
   1996--14,689,552; 1995--13,062,501)                             147             130
 Additional paid-in capital                                    221,984         167,587
 Net unrealized gains--Note H                                    4,807           7,955
 Retained earnings                                              42,424          54,849
                                                            ----------        --------
         SUBTOTAL                                              269,362         230,521

 Less treasury stock--at cost (1996--45,540 shares;
   1995--41,400 shares)                                            788             788
                                                            ----------        --------
         TOTAL SHAREHOLDERS' EQUITY                            268,574         229,733
                                                            ----------        --------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                               $1,246,407        $773,348
                                                            ==========        ========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts in thousands, except per share data)

                                                           Year Ended December 31
                                                  ---------------------------------------
                                                     1996           1995           1994
                                                  ---------      ---------      ---------
REVENUES--Note D
  Premiums written                                $ 402,799      $ 264,314      $ 198,892
  Premiums ceded                                    (90,936)       (43,557)       (11,604)
                                                  ---------      ---------      ---------
          NET PREMIUMS WRITTEN                      311,863        220,757        187,288
  Increase in net unearned premiums                 (45,874)       (24,537)       (30,533)
                                                  ---------      ---------      ---------
          NET PREMIUMS EARNED                       265,989        196,220        156,755
  Net investment income                              37,226         30,035         24,453
  Realized capital gains (losses)                     1,707             20         (1,478)
                                                  ---------      ---------      ---------
          TOTAL NET INVESTMENT
             INCOME--Note H                          38,933         30,055         22,975
  Gross claims adjusting income--Note B                  55            130            255
                                                  ---------      ---------      ---------
          TOTAL REVENUES                            304,977        226,405        179,985

EXPENSES
  Losses--Notes C and D                              97,058         89,422         84,777
  Loss adjustment expenses--Notes C and D            58,933         29,833         26,141
  Amortization of policy acquisition
     costs--Note B                                   57,540         42,258         30,463
  Underwriting and other expenses                    30,540         20,717         17,274
  Minority interest in income of consolidated
     subsidiary trust--Note M                         2,277
  Interest expense--Note F                            1,970            895
                                                  ---------      ---------      ---------
           TOTAL EXPENSES                           248,318        183,125        158,655
                                                  ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                           56,659         43,280         21,330

Income taxes--Note E
  State                                                 723          1,173            554
  Federal                                            15,869         10,896          3,796
                                                  ---------      ---------      ---------
           TOTAL INCOME TAXES                        16,592         12,069          4,350
                                                  ---------      ---------      ---------

                   NET INCOME                     $  40,067      $  31,211      $  16,980
                                                  =========      =========      =========

PER SHARE DATA--Note B
  Primary earnings per common share               $    2.77      $    2.18      $    1.19
                                                  =========      =========      =========
  Fully diluted earnings per common share         $    2.73      $    2.17      $    1.18
                                                  =========      =========      =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands):
  Primary                                            14,453         14,313         14,291
  Fully diluted                                      15,219         14,405         14,401


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollar amounts in thousands, except per share data)

Three Years Ended December 31, 1996                                     Net Unrealized
                                                           Additional    Gains(Losses)
                                                   Common    Paid-in     on Securities     Retained  Treasury         Total
                                                    Stock    Capital   Available-for-Sale  Earnings    Stock   Shareholders' Equity
                                                   ------  ----------  ------------------  --------  --------  --------------------
Balances at January 1, 1994                         $ 86    $166,663         $   55        $18,890                  $185,694

 Add (deduct):
   Net income                                                                               16,980                    16,980
   Expenses associated with 1993 issuance
        of 1,408,000 shares of common stock                      (47)                                                    (47)
   Common stock split (3 for 2)                       43         (43)
   Purchase of 35,400 shares as  treasury stock                                                       $(654)            (654)
   Stock options exercised                             1         636                                                     637
   Cumulative effect of change in accounting
     principle -- Note B                                                      3,651                                    3,651
   Net unrealized losses on securities
     available-for-sale (net of tax)                                        (10,013)                                 (10,013)
   Cash dividends paid and accrued ($.46 per share)                                         (5,984)                   (5,984)
                                                    ----      --------      -------        -------    -----        ---------
Balances at December 31, 1994                        130       167,209       (6,307)        29,886     (654)         190,264
                                                    ----      --------      -------        -------    -----        ---------
 Add (deduct):
   Net income                                                                               31,211                    31,211
   Purchase of 6,000 shares as  treasury stock                                                         (134)            (134)
   Stock options exercised                                         378                                                   378
   Transfer of securities to available-for-sale
     (net of tax) - Note B                                                    2,753                                    2,753
    Net unrealized gains on securities
     available-for-sale (net of tax)                                         11,509                                   11,509
   Cash dividends paid and accrued ($.48 per share)                                         (6,248)                   (6,248)
                                                    ----      --------      -------        -------    -----         --------
Balances at December 31, 1995                        130       167,587        7,955         54,849     (788)         229,733
                                                    ----      --------      -------        -------    -----         --------
 Add (deduct):
   Net income                                                                               40,067                    40,067
   Common stock dividend (10%)                        14        45,222                     (45,236)
   Stock options exercised                             1         1,102                                                 1,103
   Issuance of 238,087 shares of common stock          2         8,073                                                 8,075
   Net unrealized losses on securities
     available-for-sale (net of tax)                                         (3,148)                                  (3,148)
   Cash dividends paid and accrued ($.50 per share)                                         (7,256)                   (7,256)
                                                    ----      --------      -------        -------    -----         --------
Balances at December 31, 1996                       $147      $221,984      $ 4,807        $42,424    $(788)        $268,574
                                                    ====      ========      =======        =======    =====         ========

See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

                                                              Year Ended December 31
                                                   -------------------------------------------
                                                     1996              1995             1994
                                                   --------          --------         --------

OPERATING ACTIVITIES
 Net income                                        $ 40,067          $ 31,211         $ 16,980
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Increase in policy liabilities                 145,636            80,857           63,274
     Decrease (increase) in
       reinsurance balances                         (35,473)            5,403           15,619
     Increase in agents' balances
       and premiums receivable                      (21,402)           (8,825)          (6,950)
     Increase in deferred policy
       acquisition costs                            (14,366)           (5,584)          (6,393)
     Increase in accrued investment
       income                                        (1,369)           (2,380)            (161)
     Deferred income tax expense (benefit)            2,279              (175)          (5,162)
     Depreciation and amortization                    3,687             2,384              305
     Realized capital losses (gains)                 (1,707)              (20)           1,478
     Other                                             (895)            2,110            2,871
                                                   --------          --------         --------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                       116,457           104,981           81,861

INVESTING ACTIVITIES
 Proceeds from sales of fixed maturities
   available-for-sale                               129,523            46,650           26,245
 Proceeds from sales of fixed maturities
   held-to-maturity                                                    12,534
 Proceeds from calls, paydowns and
   maturities of fixed maturities
   available-for-sale                               191,888            77,999           25,250
 Proceeds from calls, paydowns and maturities
   of fixed maturities held-to-maturity                                33,783           19,175
 Proceeds from sales of equity securities            15,256            36,465           63,200
 Purchases of fixed maturities
   available-for-sale                              (430,713)         (294,379)         (35,994)
 Purchases of fixed maturities
   held-to-maturity                                                   (33,327)        (109,127)
 Purchases of equity securities                      (5,533)           (4,559)         (68,783)
 Purchases of wholly-owned subsidiaries,
   net of cash acquired                             (28,996)
 Net (purchases) sales of
   short-term investments                          (108,889)            5,534            4,001
 Additions to home office building                   (1,178)           (2,568)          (2,191)
 Purchases of property and equipment                 (9,431)             (328)            (996)
 Proceeds from sales of property and equipment          438
 Purchase of renewal rights                              (8)             (633)          (3,427)
 Investment in limited liability corporation             (2)           (2,400)
                                                   --------          --------         --------

       NET CASH USED IN
         INVESTING ACTIVITIES                      (247,645)         (125,229)         (82,647)

FINANCING ACTIVITIES
 Proceeds from guaranteed preferred
 beneficial interest in Company's
 convertible subordinated debentures                166,914
 Proceeds from borrowings                             7,100            25,000
 Repayment of borrowings                            (33,792)
 Issuance of common stock                             1,103               378              590
 Cash dividends paid                                 (6,920)           (6,243)          (5,717)
 Purchase of treasury stock                                              (134)            (654)
                                                   --------          --------         --------

       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                       134,405            19,001           (5,781)
                                                   --------          --------         --------

       INCREASE (DECREASE) IN CASH                    3,217            (1,247)          (6,567)
         Cash at beginning of year                    5,115             6,362           12,929
                                                   --------          --------         --------
       CASH AT END OF YEAR                         $  8,332         $   5,115         $  6,362
                                                   ========         =========         ========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--OPERATIONS AND ACQUISITIONS

Frontier Insurance Group, Inc., and its subsidiaries (the "Company"), is principally a specialty property and casualty insurer operating in 50 states. The Company's principal lines of business are medical malpractice, general liability, surety, and commercial earthquake accounting for approximately 34.6%, 28.2% , 16.2% and 4.1% of gross premiums written in 1996, respectively. The medical malpractice programs are marketed principally through the Company's wholly-owned subsidiary, Medical Professional Liability Agency, Ltd ("Med Pro"). The Company also has a bail bond program, which is marketed through Douglass/Frontier LLC, a fifty percent owned entity (see below). The Company's remaining lines of business are marketed primarily through independent agents.

In April 1994, the Company completed the acquisition of certain assets of Spencer Douglass Insurance Associates, Inc. ("SDIA") constituting that company's California license and permit bond insurance agency business for $3,200,000 and entered into a five-year consulting agreement with the owner/principal. This acquisition was accounted for as a purchase. The purchase price of $3,200,000 exceeded by the same amount the net book value of the business acquired.

In May 1995, the Company and R. Spencer Douglas III ("Douglass") formed a California limited liability corporation, Douglass/Frontier LLC ("Douglass/Frontier"), a bail bond insurance agency. The Company made an initial cash investment of $2,400,000, and Douglass contributed the assets and liabilities of his wholly owned existing bail bond agency. The Company and Douglass share equally in the ownership of Douglass/Frontier. All of the Company's bail bond business is written through Douglass/Frontier and for the years ended December 31, 1996 and 1995, was approximately $7,608,000 and $4,800,000, respectively. At December 31, 1996 and 1995, Douglass/Frontier had premium balances due the Company in the normal course of business of $2,358,000 and $1,271,000, and notes payable to the Company of $3,291,000 and $212,000, respectively. At December 31, 1996, the Company had an interest of $537,000 in the undistributed earnings of Douglass/Frontier.

In December 1995, the Company purchased certain assets from Bankers Multiple Line Insurance Company ("BMLIC") constituting BMLIC's realtors' errors and omissions ("Realtors' E & O") business for $400,000. The purchase agreement provides that, if certain conditions cease to exist in future years, the purchase price may be reduced. In addition, the Company was paid approximately $8,000,000 to assume BMLIC's obligations under its existing Realtors' E & O policies consisting of $2,287,000 of unearned premium reserves and $5,713,000 of undiscounted loss and loss adjustment expense ("LAE") reserves at the acquisition date. The Company's maximum liability relative to its assumption of the loss and LAE reserves is $7,141,000 with BMLIC retaining the liability for any losses in excess of this amount. During 1996, the Company earned the previously assumed unearned premiums and paid $3,948,000 in losses and LAE, and at December 31, 1996 holds related reserves of $1,765,000.

In May 1996, the Company completed the acquisition of United Capitol Holding Company ("United Capitol Holding") and its wholly-owned subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. (renamed Olympic Underwriting Managers, Inc.) and Fischer Underwriting Group, Inc., for $31,020,000, which exceeded the fair value of the net assets acquired by approximately $7,700,000. From its headquarters in Atlanta, Georgia, these entities underwrite specialty risks such as asbestos abatement, environmental liability and directors' and officers' liability. This acquisition was accounted for as a purchase.

In September 1996, the Company completed the acquisition of Regency Insurance Company ("Regency") and Emrol Installment Premium Discount, Inc. ("Emrol") in exchange for 238,087 shares

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES of the Company's Common Stock, which had a market value per share of $33.92 on June 11, 1996, the effective date of the agreement. The purchase price, which is inclusive of $221,000 of capitalized acquisition costs, exceeded the fair value of the net assets acquired by approximately $2,400,000. Regency, an underwriter of non-standard automobile insurance is located in Charlotte, North Carolina. Emrol finances premiums primarily for policyholders of Regency. This acquisition was accounted for as a purchase.

The assets acquired, liabilities assumed and the related goodwill of the companies purchased in 1996, are summarized in the following table (in thousands):

                                          United Capitol    Regency and
                                             Holding           Emrol              Total
                                          --------------    -----------         --------
     Purchase Price                         $ 31,020          $  8,296          $ 39,316

     Assets acquired:
        Invested assets                       74,966             4,168            79,134
        Other assets                          49,797            11,833            61,630
                                            --------          --------          --------
     Total assets acquired                   124,763            16,001           140,764

     Liabilities assumed:
        Unpaid losses and LAE                 84,823             4,163            88,986
        Other liabilities                     16,604             5,944            22,548
                                            --------          --------          --------
     Total liabilities assumed               101,427            10,107           111,534
                                            --------          --------          --------

     Net assets acquired                      23,336             5,894            29,230
                                            --------          --------          --------
     Excess of purchase price over
       net assets acquired                  $  7,684          $  2,402          $ 10,086
                                            ========          ========          ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE A--OPERATIONS AND ACQUISITIONS--Continued

The following schedule summarizes the Company's pro forma unaudited results of operations for the years ended December 31, 1996 and 1995, assuming the purchase of United Capitol Holding, Regency and Emrol had been consummated as of January 1, 1995 (in thousands, except per share data):

                                                              Year Ended December 31
                                                            --------------------------
                                                              1996              1995
                                                            --------          --------
                                                                    (Unaudited)
      Net premiums earned                                   $271,452          $214,347
      Net investment income (including net capital
         gains and losses)                                    41,385            33,831
      Other revenues                                              55               130
                                                            --------          --------
         Total revenues                                      312,892           248,308

      Losses and LAE                                         158,963           130,068
      Amortization of policy acquisition costs                57,248            43,489
      Underwriting and other expenses                         32,615            25,991
      Minority interest in income of
         consolidated subsidiary trust                         2,277
      Interest expense                                         1,970               895
                                                            --------          --------
         Total expenses                                      253,073           200,443
                                                            --------          --------

      Income before income taxes                              59,819            47,865

      Income tax expense                                      17,831            13,317
                                                            --------          --------

         Net income                                         $ 41,988          $ 34,548
                                                            ========          ========

      Per share data:
         Primary earnings per common share                  $   2.87          $   2.37
                                                            ========          ========
         Fully diluted earnings per common share            $   2.82          $   2.36
                                                            ========          ========

The foregoing pro forma financial information has been prepared for informational purposes only and includes certain adjustments relating to investment income, amortization of goodwill, and also for 1995, loss and other expenses, together with the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed dates.

The Company's Preferred Stock may be issued from time to time by the Board of Directors in one or more series and classes and with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

On December 31, 1996, the Company held a Special Meeting of Stockholders and voted to adopt an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 to 50,000,000.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. The consolidated financial statements include the accounts and operations of Frontier Insurance Group, Inc. and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Recognition of Premium Revenues: Direct, assumed, and ceded reinsurance premiums written are recognized as earned pro rata over the terms of the related insurance policies.

Investments: Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). Under FASB 115, investments in fixed maturities are classified in three categories: held-to-maturity, trading and available-for-sale; investments in equity securities are classified as either available-for-sale or trading. Held-to-maturity securities are reported at cost, adjusted for amortization of premium or discount; trading securities are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of applicable income taxes. This change in accounting had no effect on net income; however, the accounting change increased shareholders' equity at January 1, 1994 by $3,651,000, net of applicable income taxes, representing the amount of unrealized gains on fixed-maturity investments classified as available-for-sale. Under the former rules, debt securities (principally bonds, notes and redeemable preferred stocks) were carried at cost, adjusted for the amortization of premium or discount and other-than-temporary market value declines. Unrealized gains and losses were excluded from both earnings and shareholders' equity.

In December 1995, the Company reclassified all of its securities classified as held-to-maturity to the available-for-sale category as permitted by the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers." The securities reclassified had a carrying value of $190,474,000 and a market value of $194,709,000 at the date of transfer. This reclassification resulted in a $2,753,000 increase, net of applicable income taxes, in shareholders' equity.

Fixed maturities available-for-sale (principally bonds and notes) are carried at fair value. Fair values for available-for-sale fixed maturity securities are based on quoted market prices, where available.

For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. For mortgage backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between the prepayments anticipated and actual prepayments received, the Company recalculates the effective yield to reflect the actual payments received and the anticipated future payments. Equity securities (principally common and nonredeemable preferred stocks) are carried at fair value, based on quoted market prices. Short-term investments are carried at their principal balances, which approximates their fair value. Realized gains and losses from the sales or liquidation of investments are determined using the specific identification basis. Changes in the fair value of available-for-sale securities are reflected as unrealized gains or losses directly in shareholders' equity net of federal income tax.

The investment in Douglass/Frontier is accounted for under the equity method based on Douglas/Frontier's GAAP results of operations.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Home Office Building, Property and Equipment: Home office building is stated at cost, net of accumulated depreciation computed, for both financial reporting and federal income tax purposes, on the straight-line basis over an estimated useful life of 31.5 years. Property and equipment is stated at cost net of accumulated depreciation and amortization computed, for financial reporting purposes, on the straight-line basis over estimated useful lives between three to ten years and, for federal income tax purposes, using accelerated methods and guideline lives ranging from three to seven years. During 1996, 1995, and 1994, depreciation and amortization expense was $3,413,000, $2,440,000, and $1,939,000, respectively.

In April 1993 and in July 1996, the Company put into service and began to occupy its new home office facility and purchased a corporate jet, respectively. The cost of the facility's construction and purchase of the jet was financed internally by the Company. However, to receive favorable tax status, title to the facility and jet resides with the County of Sullivan Industrial Development Agency ("IDA") which, in turn, issued to the Company its twenty-year bonds with a face value equal to the total cost of the facility and jet. Under the provisions of related agreements, title to the facility and jet reverts to the Company on maturity of the bonds, or sooner for a nominal fee, should the Company so desire. Accordingly, as a result of these agreements, the home office facility and corporate jet are reported in the accompanying financial statements as, "Home office building, property and equipment." As of December 31, 1996, the outstanding, par value of the IDA bonds was $24,574,000; which approximates the carrying values of such assets.

Deferred Policy Acquisition Costs: Recoverable policy acquisition costs that vary with and are directly related to the production of business, such as commissions and premium taxes, net of reinsurance allowances, are deferred and amortized to income as the related premiums are earned. Anticipated losses, LAE, and policy maintenance expenses, based on historical and current experience, are considered in determining the recoverability of such deferred policy acquisition costs. When the anticipated losses, LAE, acquisition and policy maintenance expenses exceed the related unearned premiums, without considering anticipated investment income, a provision for the indicated deficiency is recorded.

Intangible Assets: Intangible assets are stated at cost, net of accumulated amortization computed on a straight-line basis over estimated useful lives ranging from two to seven years for insurance renewal rights and five to fifteen years for other intangible assets, including goodwill. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

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

Reinsurance: Assumed reinsurance premiums written, commissions, and unpaid losses are accounted

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Contingent Reinsurance Commissions: Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. Accordingly, the profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations. Contingent reinsurance commissions are included in other assets and other liabilities.

Income Taxes: Income tax provisions are based on income reported for financial statement purposes, adjusted for permanent differences between financial and taxable income. Deferred federal income taxes are recognized using the liability method, whereby tax rates are applied to the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are adjusted for changes in tax rates or laws, and the adjustment is reflected in income during the period in which such change is enacted.

Earnings per Share: Primary earnings per common share are computed by dividing net income by the weighted average common shares outstanding during the period. The weighted average shares outstanding have been adjusted retroactively to reflect the effects of stock splits and stock dividends. The effect of common stock equivalents (stock options) is excluded from the calculations because their effect is not material. Fully diluted earnings per common share assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.

Gross Claims Adjusting Income: Claims adjusting income is accounted for on an accrual basis, gross of related expenses. During 1996, 1995, and 1994, operating expenses included with underwriting and other expenses associated with claims adjusting income amounted to $637,000, and $203,000, and $331,000, respectively.

Impact of Recently Issued Accounting Standards: In June 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The Statement is to be applied to transactions occurring after December 31, 1996 including transfers of assets pursuant to securitization structures that previously were entered into. However, the FASB has issued a proposed amendment that would delay until 1998 the effective date of certain of the statement's provisions that deal with securities lending, repurchase and dollar repurchase agreements and the recognition of collateral. The Company will adopt Statement 125 in the first quarter 1997, excluding the provisions that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral, which will be adopted in 1998 pursuant to the proposed amendment. The Company does not believe the effect of the adoption will be material to its financial position or results of operations.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to the Company and the State of New York to have the issues of the Company's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that the Company was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursement for certain claims previously paid; accordingly, in 1996 and 1995, the Company recorded subrogation recoverables of approximately $13,000,000 and

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

$19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by the Company on the cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. To the extent the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

The following table sets forth a reconciliation of the beginning and ending loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1996 (in thousands):

                                                                   Year Ended December 31
                                                           -------------------------------------
                                                             1996           1995          1994
                                                           --------      --------       --------
Net reserves for losses and LAE, beginning of year         $294,393      $263,202       $216,486

Total acquired reserves                                      53,008         5,500

Incurred losses and LAE for claims relating to:
         Current year                                       160,470       126,769         97,044
         Prior years                                         (4,479)       (7,514)        13,874
                                                           --------      --------       --------
Total incurred losses and LAE                               155,991       119,255        110,918
                                                           --------      --------       --------

Loss and LAE payments for claims relating to:
         Current year                                        27,626        13,057          7,216
         Prior years                                        102,160        80,507         56,986
                                                           --------      --------       --------
Total payments                                              129,786        93,564         64,202
                                                           --------      --------       --------

Net reserves for losses and LAE, end of year                373,606       294,393        263,202
Total reinsurance recoverable on unpaid losses
         and LAE                                            165,467        73,043         49,435
                                                           --------      --------       --------
Gross reserves for losses and LAE, end of year             $539,073      $367,436       $312,637
                                                           ========      ========       ========


The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1995 and 1994 were decreased in the following year by approximately $4,479,000 and $7,514,000, respectively, and at December 31, 1993 the reserves were increased in the following year by approximately $13,900,000, for claims that had occurred prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior year loss and LAE reserves.

The $4,479,000 decrease in prior years' reserves in 1996 was the result of favorable claims development on the workers' compensation line of business. Included in the net development is an

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE C--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

increase in prior years' reserves of approximately $13,000,000 which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. The significant increase in the reinsurance recoverable in 1996 was due to the contribution to the recoverable by United Capitol and Regency, which were acquired in 1996, and the change in the type of reinsurance from an aggregate claim excess of loss, to a stop loss for the majority of the Company's losses.

The $7,514,000 decrease in the prior years' reserves in 1995 was the result of favorable claims development on the general liability and worker's compensation lines and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development, was an increase in prior years' reserves of approximately $19,000,000, which was entirely offset by additional subrogation recoverables recognized in connection with the favorable court ruling in 1995. The significant increase in the reinsurance recoverable in 1995 was due to the change in the type of reinsurance from an aggregate claim excess of loss, to a stop loss for the majority of the Company's losses.

The $13,874,000 increase in prior years' reserves in 1994 resulted from a $17,500,000 increase in the reserves attributable to adverse medical malpractice claims development in Florida from higher than anticipated dollar settlements and from redundancies in other lines.

Because of the adverse development experienced in 1994, the Company has significantly restructured the manner in which it adjudicates its claims. The change in process included, among other things, placing more reliance on internal claim examiners and in-house attorneys than on third parties, especially for the Company's medical malpractice claims in Florida. Management believes that the revised process will result in better control over the ultimate costs to adjudicate its claims and the related indemnity costs enabling management to settle such claims for amounts reflected in the accompanying financial statements. However, management recognizes that many factors could impact the successful implementation of its revised process, and to the extent, future claim costs are not reduced from current levels as anticipated in the implementation plan, actual ultimate claim costs could vary, perhaps significantly, from those included in the accompanying financial statements.

NOTE D--REINSURANCE

The Company maintains reinsurance with various unrelated insurance companies, principally for its direct business written, whereby amounts written in excess of certain retention limits are ceded to those companies generally under reinsurance treaty arrangements. Beginning in 1995, the Company entered into a three-year stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re"). Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively.

Although the reinsurance companies are liable to the Company for the amounts reinsured, the Company remains liable to its insureds for the full amount of the policies written whether or not the reinsurance companies meet their obligations. Consequently, allowances are established for amounts deemed uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk from similar geographic regions, activities or economic characteristics of the reinsurers. At December

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE D--REINSURANCE--Continued

31, 1996, the Company has outstanding gross reinsurance recoverables of $74,002,000 from its largest reinsurer, Centre Re; however, under the terms of the reinsurance arrangements, the Company is withholding $63,766,000 of funds due Centre Re. Accordingly, the net outstanding recoverable from Centre Re is $10,236,000. Of the remaining net reinsurance recoverables balance, approximately 43% is due from three reinsurers; one rated A+ (Superior) and two rated A (Excellent) by A.M. Best Company, Inc.

The following is a summary of the maximum amount of loss retained and ceded by the Company for new and renewal policies as of December 31, 1996, 1995, and 1994 (exclusive of facultative reinsurance and the Centre Re stop loss contract) (in thousands):

                                             Maximum Retained Loss                Maximum Ceded Loss
                                                Per Occurrence/                      Per Occurrence/
                                                Risk/Principal                       Risk/Principal
                                         ----------------------------      --------------------------------
                                                 December 31                          December 31
                                         ----------------------------      --------------------------------
                                          1996       1995       1994        1996          1995        1994
                                         ------     ------     ------      ------        ------      ------
Property lines                          $   500     $  200     $  200      $ 9,500       $  800      $  800
Casualty lines (excluding medical
  malpractice, health
  specialties and social services)        1,000      1,000      1,000        4,000        1,000       1,000
Medical malpractice, health
  specialties and social services         1,000(1)   1,000(1)   1,000(1)     1,000        1,000       1,000
Workers' compensation                     1,000      1,000      1,000        2,000        2,000       2,000
Surety                                    1,000(5)   1,000(5)   1,000        4,000(5)     4,000(5)      500
Custom bonds                              3,000(3)   3,000(3)     650(3)       N/A          N/A         N/A
Umbrella liability                        1,000      1,000        400        4,000        4,000       4,800
Group accident and health                   250        250        250          750          750         750
Excess workers' compensation/
  employers' liability                    1,000(4)   1,000(4)   1,000(4)     9,000(4)     9,000(4)    9,000(4)
Earthquake                                2,500(2)   2,500                  47,500(2)    37,500
Homeowners                                1,000(6)                          14,000(6)
Ocean marine                                250                              9,750
Directors' and officers' liability        1,000                              4,000

(1) For certain risks and policy years, the maximum retained loss per occurrence is $500,000. On a very limited basis, the maximum retained loss per occurrence is $2,000,000.

(2) Amounts relate to the contract effective January 1, 1997, which catastrophe layers in excess of $2,500,000 are subject to 5% coinsurance.

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

(5) Effective December 1, 1995, two layers of excess reinsurance were added for a maximum limit of $10,000,000 per principal on a direct basis, $2,100,000 on a net basis.

(6) Excludes the effect of the Company's 5% retention of $14,000,000 in losses in excess of $1,000,000.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE D--REINSURANCE--Continued

Prior to 1994, the Company assumed reinsurance under various reinsurance treaty arrangements and through mandatory participation in various states' residual market pools and reinsurance facilities. The amount of risk assumed by the Company varies in amount by treaty and does not exceed $500,000 per occurrence/risk/surety bond principal after retrocessions. As part of its acquisition of BMLIC's realtors errors and omissions business, the Company is reinsuring policies issued by BMLIC until such time as the program is filed and can be underwritten on the Company's policies. In 1996, the Company began to assume, on a quota share basis, homeowners business underwritten by Omega Insurance Company.

The Company also reinsured ocean marine business written by its subsidiary, United Capitol. The Company retained the first $250,000 per occurrence and ceded up to $9,750,000 excess of $250,000 per occurrence. The reinsurance program was led by underwriters at Lloyds on a losses occurring basis. Effective January 1, 1997, this program was replaced by a similar program written on a risks attaching basis by Munich American Reinsurance Company and Munich Reinsurance Company, U.S. branch.

On July 1, 1996, the Company implemented a catastrophe reinsurance program for its homeowners business written in the state of Florida. The program provides coverage in the amount of $14,000,000 excess of a $1,000,000 retention.

In 1996, the Company began assuming and writing on a direct basis ocean marine business. The Company reinsures its ocean marine and international risks under multiple layers of excess reinsurance. Coverage is provided up to $9,950,000 excess of $50,000 per occurrence, excess of an aggregate retention of $200,000 of loss occurrences in excess of $50,000.

The Company cedes 100% of its environmental liability business to Underwriters Reinsurance Company. The Company reassumes 10% of this business, along with 10% of environmental liability business underwritten by Commercial Underwriters Insurance Company and Underwriters Reinsurance Company.

In 1995 and 1994, the Company's medical malpractice reinsurers agreed to a commutation for treaty years 1991 and 1990, respectively. As a result of their commutation, the Company recaptured its liability for ceded unpaid losses and LAE of approximately $3,900,000 and $6,100,000 for treaty years 1991 and 1990, respectively, and received cash of an equal amount, resulting in no gain or loss. After the commutation, there was no change in the net incurred losses or loss ratios as a result of these transactions.

In  1996,  1995,  and  1994,  the  Company   recognized  and  accrued  (reduced)
reinsurance contingent profit commissions earned of $773,000, ($783,000), and ($337,000), respectively.

The components of the net reinsurance recoverable balances included in the accompanying balance sheets are as follows (in thousands):

                                                Year Ended December 31
                                             ----------------------------
                                               1996                1995
                                             --------             -------
Ceded paid losses & LAE recoverable          $  7,519             $ 2,639
Ceded unpaid losses and LAE                   165,467              73,043
Ceded unearned premiums                        32,403               5,541
Ceded reinsurance payable                     (12,820)             (4,268)
                                             --------             -------
TOTAL                                        $192,569             $76,955
                                             ========             =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

The reinsurance ceded components of the amounts reflected in the accompanying statements of income are as follows (in thousands):

                                            Year Ended December 31
                                 -------------------------------------------
                                   1996              1995              1994
                                 -------           -------           -------
Ceded premiums earned            $73,643           $42,086           $17,562
Ceded incurred losses             56,597            25,557            14,114
Ceded incurred LAE                18,240            11,700             3,664



The effect of reinsurance on premiums written and earned in 1996, 1995 and 1994 was as follows (in thousands):

                          1996                     1995                     1994
                        Premiums                 Premiums                 Premiums
                  -------------------      -------------------      -------------------
                   Written    Earned        Written     Earned       Written     Earned
                  --------   --------      --------   --------      --------   --------
Direct            $394,057   $332,345      $259,222   $235,696      $195,614   $169,893
Assumed              8,742      7,287         5,092      2,610         3,278      4,424
Ceded              (90,936)   (73,643)      (43,557)   (42,086)      (11,604)   (17,562)
                  --------   --------      --------   --------      --------   --------
Net premiums      $311,863   $265,989      $220,757   $196,220      $187,288   $156,755
                  ========   ========      ========   ========      ========   ========


NOTE E--INCOME TAXES

State income taxes represent the amount of current state income taxes incurred.

The Company files a consolidated federal income tax return, which includes the income and expenses of its subsidiaries from the dates of their acquisition.

The components of federal income tax expense are as follows (in thousands):

                                                         Year Ended December 31
                                              -----------------------------------------
                                                1996              1995            1994
                                              -------           -------          ------
Federal income tax expense (benefit):
  Current                                     $13,590           $11,071          $8,958
  Deferred                                      2,279              (175)         (5,162)
                                              -------           -------          ------
 TOTAL FEDERAL INCOME TAX EXPENSE             $15,869           $10,896          $3,796
                                              =======           =======          ======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES--Continued.

A reconciliation of federal income tax, based on the prevailing corporate income tax rate of 35%, to the federal income tax expense reflected in the accompanying financial statements is as follows (in thousands):

                                                 Year Ended December 31
                                          -------------------------------------
                                           1996           1995           1994
                                          -------        -------        -------
Tax rate applied
  to pre-tax income                       $19,831        $15,148        $ 7,465
Add (deduct) tax effect of:
  Tax-exempt interest income               (3,026)        (2,754)        (2,726)
  Dividend received deduction                (752)          (634)          (805)
  State income taxes                         (253)          (410)          (194)
  Other                                        69           (454)            56
                                          -------        -------        -------
  FEDERAL INCOME TAX EXPENSE              $15,869        $10,896        $ 3,796
                                          =======        =======        =======


Significant components of the Company's deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                       December 31
                                          -------------------------------------
                                           1996           1995           1994
                                          -------        -------        -------
Deferred tax assets:
  Reserve discounting, including
   salvage and subrogation                $30,515        $26,466        $26,341
  Unearned premium reserve                 10,732          7,121          5,404
  Net unrealized losses on available-
   for-sale securities                                                    3,396
  Other                                     2,624          1,879            437
                                          -------        -------        -------
Total deferred tax assets                  43,871         35,466         35,578

Deferred tax liabilities:
  Deferred policy acquisition costs        11,504          6,579          4,625
  Net unrealized gains on available-
   for-sale securities                      2,588          4,284
  Other                                     2,159            976            186
                                          -------        -------        -------

Total deferred tax liabilities             16,251         11,839          4,811
                                          -------        -------        -------

Net deferred tax assets                   $27,620        $23,627        $30,767
                                          =======        =======        =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES--Continued

Deferred federal income taxes result from timing differences in the recognition of certain income and expenses for tax and financial statement purposes and are summarized as follows (in thousands):

                                                 Year Ended December 31
                                          -------------------------------------
                                           1996           1995           1994
                                          -------        -------        -------
Reserve discounting, including
  salvage and subrogation                 $   119        $  (125)       $(4,997)
Unearned premium reserve                   (3,211)        (1,718)        (2,137)
Deferred policy acquisition costs           4,666          1,954          2,258
Excess depreciation expense                   120            220             64
Bad debt expense (credit)                     279           (404)          (354)
Other                                         306           (102)             4
                                          -------        -------        -------

     TOTAL DEFERRED FEDERAL
      INCOME TAX EXPENSE (BENEFIT)        $ 2,279        $  (175)       $(5,162)
                                          =======        =======        =======

The Company made income tax payments of $17,021,000, $12,829,000 and $9,330,000, in 1996, 1995, and 1994, respectively.

NOTE F--CREDIT FACILITY AND OTHER DEBT

In 1995, the Company obtained a variable rate line of credit for $35,000,000 with the Bank of New York. Under this arrangement, the Company borrowed $7,100,000 and $25,000,000 in 1996 and 1995, respectively. The credit facility agreement was terminated in 1996.

The Company also extinguished approximately $1,700,000 of long-term debt in 1996, which was assumed in conjunction with the acquisition of Emrol.

Interest incurred during 1996 and 1995 is as follows (in thousands):

                                                1996          1995
                                               ------         ----
         Bank credit facility                  $1,892         $895
         Other long-term debt                      78
                                               ------         ----
         TOTAL                                 $1,970         $895
                                               ======         ====

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE G--STATUTORY FINANCIAL INFORMATION

A reconciliation of the consolidated amounts of insurance subsidiaries' policyholders' surplus as of December 31, 1996 and 1995, and net income for each of the years ended December 31, 1996, 1995 and 1994, on a statutory accounting basis ("SAP") as reported to insurance regulatory authorities, to the GAAP shareholders' equity and net income included in the accompanying consolidated financial statements, is as follows (in thousands):


                                                             1996                              1995                    1994
                                                ------------------------------     ----------------------------        ------
                                                                          Net                              Net           Net
                                                Surplus/Equity          Income     Surplus/Equity        Income        Income
                                                --------------          ------     --------------        ------        ------
Insurance subsidiaries'
     consolidated SAP amounts                       $268,004          $28,874        $171,362           $26,407       $  6,623
Add (deduct):
  Deferred policy acquisition costs                   32,871           14,365          18,797             5,585          8,139
  Nonadmitted assets and unauthorized
     reinsurance                                      14,738                           15,667
  Investment valuation                                 4,296               48          11,440               (24)
  Allowance for doubtful accounts                     (2,768)             875          (3,506)           (1,154)        (1,011)
  Intangible assets                                    3,255             (188)                              495           (147)
  Deferred federal income taxes                       28,157           (2,062)         23,805               352          4,551
  Other than temporary market decline                   (715)            (225)           (490)             (490)
  Other additions (deductions)                          (864)            (588)            394               393
                                                    --------          -------        --------           -------        -------
INSURANCE SUBSIDIARIES'
   CONSOLIDATED GAAP AMOUNTS                         346,974           41,099         237,469            31,564         18,155

  Shareholders' equity and net loss
    arising from activities of
    the parent company and its
    non-insurance subsidiaries                       (78,400)          (1,032)         (7,736)             (353)        (1,175)
                                                    --------          -------        --------           -------        -------
CONSOLIDATED AMOUNTS--GAAP BASIS                    $268,574          $40,067        $229,733           $31,211        $16,980
                                                    ========          =======        ========           =======        =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--INVESTMENTS

The major categories of total net investment income are summarized as follows (in thousands):

                                                             Year Ended December 31
                                                 --------------------------------------------
                                                       1996             1995             1994
                                                 --------------   --------------   ----------
Interest and dividends:
  Fixed maturities                                  $37,623          $28,338         $20,942
  Equity securities                                   1,190            1,745           3,774
  Short-term and other investments                    3,830            2,529             695
Interest expense on funds held                       (4,307)          (2,174)
Limited liability corporation                             2              535
                                                    -------          -------         -------
    Investment income before expenses                38,338           30,973          25,411
Less investment expenses                              1,112              938             958
                                                    -------          -------         -------
    Net investment income                            37,226           30,035          24,453
                                                    -------          -------         -------
Realized capital gains (losses):
Securities available-for-sale:
   Fixed maturities                                   1,245            1,265             325
   Equity securities                                    463           (1,920)         (1,743)
Short-term investments                                   (1)                              (1)
Fixed maturities held-to-maturity                                        675             (59)
                                                    -------          -------         -------
    Total realized capital gains (losses)             1,707               20          (1,478)
                                                    -------          -------         -------
 TOTAL NET INVESTMENT INCOME                        $38,933          $30,055         $22,975
                                                    =======          =======         =======


Gross realized capital gains on available-for-sale securities in 1996, 1995 and 1994 were $3,882,000, $2,509,000, and $987,000, respectively. Gross realized capital losses on available-for-sale securities in 1996, 1995 and 1994 were $2,175,000, $3,164,000, and $2,604,000, respectively. Also, gross realized capital gains in 1995 and 1994 on held-to-maturity securities were $675,000 and $27,000, respectively, and gross realized capital losses were $86,000 in 1994.

The change in net unrealized gains/(losses) on fixed-maturity securities was $(6,350,000), $28,490,000 and $(25,177,000) in 1996, 1995 and 1994,
respectively; the corresponding amounts for equity securities were $1,508,000, $4,704,000 and $(3,896,000).

At December 31, 1996, bonds and notes with an amortized cost of $25,911,000 were on deposit with various regulatory authorities to meet statutory requirements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--INVESTMENTS--Continued

Investments in available-for-sale securities are summarized as follows (in thousands):


                                                          Gross         Gross
                                                       Unrealized    Unrealized       Fair
                                            Cost         Gains         Losses         Value
                                            ----       ----------    ----------       -----
At December 31, 1996:
   Fixed maturity securities:
      U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies          $ 29,708        $   409         $  157       $ 29,960
      Obligations of states and
      political subdivisions              191,311          2,485            741        193,055
      Foreign governments                      30                             6             24
      Corporate securities                162,336          3,299          1,237        164,398
      Mortgage-backed securities          296,896          3,483          2,539        297,840
                                         --------        -------      ---------       --------
  Total fixed maturity securities         680,281          9,676          4,680        685,277
   Equity securities                       13,871          2,702            302         16,271
                                         --------        -------      ---------       --------
   TOTAL                                 $694,152        $12,378         $4,982       $701,548
                                         ========        =======         ======       ========

At December 31, 1995:
  Fixed maturity securities:
     U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies           $ 29,602        $ 1,519      $       3       $ 31,118
     Obligations of states and
     political subdivisions               189,363          4,154            611        192,906
     Foreign governments                       20                                           20
     Corporate securities                 102,667          3,992          1,395        105,264
     Mortgage-backed securities           188,404          5,080          1,390        192,094
                                         --------        -------      ---------       --------

  Total fixed maturity securities         510,056         14,745          3,399        521,402

  Equity securities                        20,132          1,191            299         21,024
                                         --------        -------      ---------       --------

  TOTAL                                  $530,188        $15,936      $   3,698       $542,426
                                         ========        =======      =========       ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE H--INVESTMENTS--Continued

At December 31, 1996, the amortized cost and estimated market value of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Estimated
                                     Amortized          Market
                                        Cost            Value
                                     ---------        ----------
Due in one year or less               $  2,656         $  2,656
Due after one year to five years        80,741           81,800
Due after five years to ten years      117,429          119,248
Due after ten years                    182,559          183,732
Mortgage backed securities             296,896          297,841
                                      --------         --------
    TOTAL                             $680,281         $685,277
                                      ========         ========


NOTE I--DIVIDEND AND CAPITAL RESTRICTIONS

The Company's insurance subsidiaries are subject to certain regulatory supervision by their respective domiciliary states. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payments of dividends. At December 31, 1996, the maximum dividend that may be paid to the Company in 1997 without regulatory approval is approximately $27,000,000.

Additionally, the insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by the insurance companies is to be determined based on the various risk factors related to it. At December 31, 1996, the Company met the RBC requirements.

NOTE J--STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted stock option plans (the "Plans") under which 800,051 shares of common stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. Incentive

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTIONS-- Continued

stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee) determines the number of shares subject to each option, the expiration date and vesting periods of nonqualified stock options and otherwise administers the Plans. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 412,500 and 74,250 shares, respectively, of the Company's Common Stock at $45.45 per share at any time through December 31, 1999, which options were outstanding at December 31, 1996.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk-free interest rates of 6.20% and 7.05%; a dividend yield of 1.25%; volatility factors of the expected market price of the Company's Common Stock of .25 and .25; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                                 1996         1995
                                                               -------       ------
Pro forma net income                                           $39,813       $31,053
                                                               =======       =======
Pro forma primary earnings per common share                      $2.75         $2.17
                                                                 =====         =====
Pro forma fully diluted earnings per common share                $2.71         $2.16
                                                                 =====         =====

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income and earnings per share are not indications of future years.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE J--STOCK OPTIONS--Continued

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                         1996                        1995                       1994
                             -----------------------------------------------------------------------------------
                             Options   Weighted-Average   Options    Weighted-Average  Options  Weighted-Average
                              (000)     Exercise Price     (000)      Exercise Price    (000)    Exercise Price

Outstanding-beginning of year  349           $20            250           $18            339          $16
Granted                         69            34            175            19              2           28
Exercised                      (83)           13            (46)            8            (81)           8
Canceled                       (10)           22            (30)           23            (10)          24
                               ---                          ---                          ---
Outstanding-end of year        325            24            349            20            250           18
                               ===                          ===                          ===
Exercisable at end of year     108            23            122            17            118           14



The weighted average fair value of options granted during 1996 and 1995 were $10.26 and $6.15, respectively. Exercise prices for options outstanding as of December 31, 1996 ranged from $18.86 to $39.75. The weighted-average contractual life of those options is 3.8 years.


NOTE K--EMPLOYEE BENEFIT PLANS

The Company sponsors an employee savings plan (401(k)) whereby the Company contributes a base of 2% of the salary of all full-time employees and matches 50% of the employee's personal contribution up to 2% of the employee's salary. The maximum Company contribution, base and match, is 4% of an employee's salary. In addition, the Company has a noncontributory profit sharing plan. At the discretion of the Board of Directors, the Company may contribute up to 4% of the eligible salaries of full-time employees who have completed one year of service.

The Company's total expense related to employee benefit plan contributions for 1996, 1995 and 1994 was $1,691,000, $1,221,000 and $1,030,000, respectively.

NOTE L--COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the future minimum rental commitment for operating leases was as follows: 1997--$1,600,000; 1998--$1,356,000; 1999--$1,298,000;
2000--$857,000; 2001--$563,000, and 2002 and thereafter--$328,000.  These leases are for the rental of office space, the initial terms of which run five years, with a negotiated renewal option at the end of the term. Total rental expense for 1996, 1995, and 1994 amounted to $1,112,000, $720,000 and $479,000, respectively.

In 1996, the Company entered into certain contractual agreements with several contractors and vendors in connection with the construction of an addition to its home office building and the purchase of office equipment. The remaining commitments that will be paid in 1997 total approximately $11,300,000.

The Company has been served with several purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors; certain other actions also allege violations of the common law. The complaints relate to the Company's announcement

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE L--COMMITMENTS AND CONTINGENCIES--Continued

of its third quarter, 1994 financial results and allege that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits.

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

The insurance subsidiaries record guaranty assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the ability of each insurance subsidiary to reasonably estimate the insolvent insurer's liabilities or develop a meaningful range of the insolvent's liabilities is significantly impaired by inadequate financial data with respect to the state of the insolvent company as supplied by the guaranty funds.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1995 and 1994, in conjunction with this repurchase program, the Company acquired 6,600 and 38,940 shares at a cost of $134,000 and $654,000, respectively.

NOTE M--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S CONVERTIBLE SUBORDINATED DEBENTURES

In October 1996, the Company completed a $172,500,000 offering of 3,450,000 shares of 6 1/4% Convertible Trust Originated Preferred Securities ("TOPrS") through its wholly-owned consolidated subsidiary, Frontier Financing Trust, a statutory business trust formed by the Company for the sole purpose of issuing the TOPrS and investing the proceeds thereof in an equivalent amount of 6 1/4% Convertible Subordinated Debentures (the "Debentures") of the Company which mature on October 16, 2026. The initial purchasers' discount of $4,744,000 was deducted from the proceeds of the offering. The Company also incurred $842,000 of additional offering costs in connection with this transaction, resulting in net proceeds of $166,914,000 to the Company. The total offering costs have been capitalized and are being amortized on a straight-line basis over a 30 year period, in conjunction with the maturity date of the Debentures. The TOPrS are carried on the balance sheet net of the unamortized offering costs, which at December 31, 1996 amounted to approximately $5,500,000.

The TOPrS are mandatorily redeemable under certain conditions and amounts due to holders are fully and unconditionally guaranteed by the Company. The Debentures (the sole assets of the trust) are

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE M--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S CONVERTIBLE SUBORDINATED DEBENTURES--Continued

subordinate to all Company debt and to the claims of creditors and policyholders of the Company's subsidiaries. The TOPrS are convertible into shares of the Company's Common Stock at an initial conversion rate of 1.0663 shares of Company Common Stock for each preferred share which is equivalent to a conversion price of $46.89 per common share (or 3,678,735 shares of Common Stock in total). Holders of the TOPrS have no voting rights.

The Debentures are redeemable by the Company, at its option, in whole or in part at a redemption price on or after October 16, 1999, provided the closing price of the Company's Common Stock is at least 150% of the per share conversion price, for a minimum of 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day price to the notice of redemption or anytime on or after October 16, 2000. The Company has the right to defer interest payments on the Debentures at any time by extending the interest payment date for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures.

Holders of the TOPrS are entitled to receive cumulative cash distributions at an annual rate of 6 1/4% of the liquidation amount of $50 per share, accruing from the date of original issuance and payable quarterly in arrears. Such distributions are made from interest received on the Debentures, which have terms that parallel the terms of the TOPrS. During 1996, the Company accrued $2,246,000 payable to holders of the TOPrS and amortized a portion of the capitalized offering costs. The corresponding expenses are reported as "Minority interest in income of consolidated subsidiary trust" in the accompanying consolidated statement of income.

NOTE N--CONCENTRATIONS

The Company, which is licensed to conduct business in 50 states, attempts to diversify its exposures geographically, as well as across various types of risks. However, its medical malpractice business in the Florida marketplace comprises 7.2% of the Company's gross premiums written and its surety and bond business, which is focused primarily in the California marketplace, accounts for 16.2% of its gross premiums written in 1996. Also, the Company relies primarily on a small number of reinsurers. At December 31, 1996, the Company has outstanding gross reinsurance recoverables of $74,002,000 from its largest reinsurer, Centre Re; however, under the terms of the reinsurance arrangements, Frontier is withholding $63,766,000 of funds due Centre Re. Accordingly, the net outstanding recoverable from Centre Re is $10,236,000.

NOTE O--SUBSEQUENT EVENT

On March 31, 1997, the Company announced that it executed a definitive agreement to acquire 100% of the stock of Lyndon Property Insurance Company and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon - DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc., subject to certain closing conditions and regulatory approval, at a purchase
price  of   approximately $92,000,000.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTAL DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The following is a summary of unaudited quarterly results of operations for 1996 and 1995 (in thousands, except per share data):

                                     1996                                  1995
                      ----------------------------------    ----------------------------------
                        1st      2nd      3rd      4th        1st      2nd      3rd      4th
                      -------  -------  -------  -------    -------  -------  -------  -------
Net premiums earned   $58,294  $66,148  $70,327  $71,220    $45,754  $46,440  $49,873  $54,153
Total net investment
  income                8,477    9,202    9,429   11,825      5,981    7,434    8,168    8,472
Net income              9,264    9,769    9,513   11,521      6,886    7,785    8,245    8,295

Per share data:

Primary earnings per
 common share             .65      .68      .66      .79        .48      .55      .57      .58
Fully diluted earnings
  per common share        .65      .68      .66      .74        .48      .55      .57      .58


Earnings per share information is based on the weighted average number of shares outstanding for the period and have been adjusted to reflect the effects of stock dividends and stock splits.

Due to changes in the number of average common stock and equivalent shares outstanding, quarterly earnings per share may not add to the totals for the years.

In the second quarter of 1996 and the fourth quarter 1995, the Company increased reserves related to prior years' by approximately $13,000,000 and $19,000,000, respectively, which was entirely offset by subrogation recoverable recognized in connection with the favorable Court of Appeals decision.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

BALANCE SHEETS
(dollar amounts in thousands, except per share data)

                                                                           December 31
                                                                -------------------------------
                                                                  1996                   1995
                                                                --------               --------
ASSETS
Investments in subsidiaries                                     $354,230               $239,557
Investment in limited liability corporation                        2,937                  2,935
Short-term investments                                            63,902                  1,176
Cash                                                                 422                     99
Real estate, equipment and software--at cost, less
  accumulated depreciation and amortization
 (1996--$3,442; 1995--$2,046)                                      7,227                  6,442
Intangible assets, less accumulated amortization
  (1996--$3,221; 1995--$2,370)                                     2,238                  3,082
Other assets                                                       9,021                  4,889
                                                               ---------               --------
  TOTAL ASSETS                                                  $439,977               $258,180
                                                                ========               ========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Convertible subordinated debentures
  due to subsidiary trust                                       $166,953
Note payable                                                                          $  25,000
Accrued expenses and other liabilities                             4,450                  3,447
                                                               ---------               --------
  TOTAL LIABILITIES                                              171,403                 28,447

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
     authorized and unissued--1,000,000 shares
Common stock; par value $.01 per share;
     (shares authorized:  1996--50,000,000; 1995--20,000,000,
     shares issued:  1996--14,689,552; 1995--13,062,501)             147                    130
Additional paid-in capital                                       221,984                167,587
Net unrealized gains on investments held
     by subsidiaries (net of tax)                                  4,807                  7,955
Retained earnings                                                 42,424                 54,849
                                                               ---------               --------
   SUBTOTAL                                                      269,362                230,521
         Less treasury stock--at cost (1996--45,540 shares;
            1995--41,400 shares)                                     788                    788
                                                               ---------               --------
  TOTAL SHAREHOLDERS' EQUITY                                     268,574                229,733
                                                               ---------               --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 439,977               $258,180
                                                               =========               ========

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
(dollar amounts in thousands)

                                                           Year Ended December 31
                                               -------------------------------------------
                                                 1996              1995             1994
                                               --------          --------          -------
REVENUES
 Dividend income from subsidiary               $  1,500
 Investment income                                1,256          $  1,544          $ 2,296
 Realized capital losses                                             (377)          (1,259)
                                                -------           -------           -------
                         TOTAL REVENUES           2,756             1,167            1,037

EXPENSES
 Operating and administrative                       582               714              944
 Interest expense                                 4,169               895
                                                -------           -------           -------
                         TOTAL EXPENSES           4,751             1,609              944
                                                -------           -------           -------

    INCOME (LOSS) BEFORE FEDERAL
          INCOME TAXES AND EQUITY
          IN UNDISTRIBUTED INCOME OF
          SUBSIDIARIES                           (1,995)             (442)               93

Federal income tax expense (benefit)(1)          (2,337)             (207)               20
                                                -------           -------           -------

   INCOME (LOSS) BEFORE EQUITY
          IN UNDISTRIBUTED INCOME
          OF SUBSIDIARIES                           342              (235)               73

Equity in undistributed
 income of subsidiaries                          39,725            31,446            16,907
                                                -------           -------           -------
   NET INCOME                                   $40,067           $31,211           $16,980
                                                =======           =======           =======

(1) Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

                                                            Year Ended December 31,
                                                 ------------------------------------------
                                                    1996              1995            1994
                                                 ---------          --------        -------
OPERATING ACTIVITIES
 Income (loss) before equity in
  undistributed income of subsidiaries           $     342          $   (235)       $    73
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Change in federal income taxes                 (1,558)            2,447         (1,502)
     Change in due to (from) subsidiaries             (215)           (4,838)         1,950
     Depreciation and amortization                   2,287             1,788            977
     Realized capital losses                                             377          1,259
     Other                                          (1,692)              721           (144)
                                                 ---------          --------        -------

        NET CASH PROVIDED BY
        (USED IN) OPERATING ACTIVITIES                (836)              260          2,613

INVESTING ACTIVITIES
 Capital contribution to subsidiary                (69,800)          (19,445)(1)
 Purchase of wholly-owned subsidiary                  (221)
 Sales (purchases) of equity securities                                4,017           (864)
 Net (purchases) sales of
  short-term investments                           (62,726)           (1,129)        10,406
 Purchase of real estate                                                (395)
 Purchases of equipment                             (2,181)           (1,634)        (1,209)
 Purchase of policy renewal rights                      (8)             (426)        (3,427)
 Investment in limited liability corporation            (2)           (2,400)
                                                 ---------          --------        -------

       NET CASH PROVIDED BY
       (USED IN) INVESTING ACTIVITIES             (134,938)          (21,412)         4,906

FINANCING ACTIVITIES
 Proceeds from convertible debentures              166,914
 Proceeds from borrowings                            7,100            25,000
 Repayment of borrowings                           (32,100)
 Issuance of common stock                            1,103               378            590
 Cash dividends paid                                (6,920)           (6,243)        (5,717)
 Purchase of treasury stock                                             (134)          (654)
                                                 ---------          --------        -------
       NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                        136,097            19,001         (5,781)
                                                 ---------          --------        -------
       INCREASE (DECREASE) IN CASH                     323            (2,151)         1,738
       Cash at beginning of year                        99             2,250            512
                                                 ---------          --------        -------
       CASH AT END OF YEAR                       $     422          $     99        $ 2,250
                                                 =========          ========        =======

(1) In conjunction with the cash capital contribution, the Company transferred $28.0 million of equity securities to its subsidiary, for a total contribution of $47.4 million.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

SCHEDULE IV--REINSURANCE

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

(dollar amounts in thousands)

            Col. A                Col. B              Col. C                Col. D       Col. E
-----------------------------    --------      -----------------------     --------    ----------
                                                                                       Percentage
                                               Ceded to      Assumed                   of Amount
                                                 Other      from Other        Net      Assumed to
         Description              Direct       Companies     Companies      Amount         Net
-----------------------------    --------      ---------    ----------     --------    ----------
Year ended December 31, 1996:
 Premiums written:
   Medical malpractice           $139,233       $19,580                    $119,653
   General liability              108,984        19,443        $4,439        93,980        4.7%
   Surety                          65,074         8,749           307        56,632        0.5
   Workers' compensation           25,125        19,176           304         6,253        4.9
   Commercial earthquake           16,396         4,637           145        11,904        1.2
   Other                           39,246        19,351         3,546        23,441       15.1
                                 --------       -------        ------      --------       ----
    TOTAL                        $394,058       $90,936        $8,741      $311,863        2.8%
                                 ========       =======        ======      ========       ====
Year ended December 31, 1995:
 Premiums written:
    Medical malpractice          $117,431       $18,049                    $ 99,382
    General liability              65,900        12,841        $3,813        56,872        6.7%
    Surety                         49,137         5,734           142        43,545        0.3
    Workers' compensation          11,047         1,683           569         9,933        5.7
    Commercial earthquake           4,067         1,159                       2,908
    Other                          11,640         4,091           568         8,117        7.0
                                 --------       -------        ------      --------        ---

   TOTAL                         $259,222       $43,557        $5,092      $220,757        2.3%
                                 ========       =======        ======      ========        ===


Year ended December 31, 1994:
 Premiums written:
   Medical malpractice           $ 90,107       $ 2,338                    $ 87,769
   General liability               45,072         4,419       $    46        40,699        0.1%
   Surety                          36,871           388           296        36,779        0.8
   Workers' compensation           12,940         1,087         2,704        14,557       18.6
   Other                           10,624         3,372           232         7,484        3.1
                                 --------       -------        ------      --------        ---
    TOTAL                        $195,614       $11,604        $3,278      $187,288        1.8%
                                 ========       =======        ======      ========        ===

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                          (dollar amounts in thousands)


----------------------------------------------------------------------------------------------------------------------
                COL. A                     COL. B                     COL. C                     COL. D       COL. E
----------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                        ------------------------------------
             Description                   Balance at         (1)                (2)                        Balance at
                                         Beginning of   Charged to Costs   Charged to Other    Deductions     end of
                                            Period        and Expenses     Accounts-Describe    Describe      Period
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
 Reserves and allowances deducted
   from asset accounts:
     Allowance for doubtful accounts        $3,391           $  365                             $1,471(A)     $2,285
     Allowance for possible reinsurance
        uncollectible amounts                  115              402                                              517


Year ended December 31, 1995:
 Reserves and allowances deducted
   from asset accounts:
     Allowance for doubtful accounts        $2,237           $1,154                                           $3,391
     Allowance for possible reinsurance
        uncollectible amounts                  115                                                               115


Year ended December 31, 1994:
 Reserves and allowances deducted from
   asset accounts:

     Allowance for doubtful accounts        $1,240           $  997                                           $2,237
     Allowance for possible reinsurance
        uncollectible amounts                  101               14                                              115


(A) Amounts charged off.

                SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS




                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                              (Net of Reinsurance)

                             (amounts in thousands)

       Col. A           Col. B       Col. C      Col. D       Col. E     Col. F
-----------------    ----------- ------------- -----------   --------  ---------

                                      Net
                       Deferred  Unpaid Claims  Discount,
                        Policy     and Claim     if any,        Net
   Affiliation       Acquisition  Adjustment   Deducted in   Unearned    Earned
 with Registrant        Costs      Expenses      Column C    Premiums   Premiums
-----------------    ----------- ------------- -----------   --------   --------
1996 Consolidated      $32,871     $373,606                  $153,325   $265,989
1995 Consolidated       18,797      294,393                   101,741    196,220
1994 Consolidated       13,213      263,202                    77,339    156,755



       Col. A           Col. G          Col. H             Col. I        Col. J      Col. K
-----------------     ---------- -------------------    ------------  -----------   ---------
                                   Claims and Claim
                                 Adjustment Expenses    Amortization
                         Total   Incurred Related to    of Deferred   Paid Claims
                          Net       (1)        (2)        Policy       and Claim       Net
   Affiliation        Investment  Current     Prior     Acquisition    Adjustment   Premiums
 with Registrant        Income      Year      Years        Costs        Expenses     Written
-----------------     ----------  --------   --------   ------------  -----------   ---------
1996 Consolidated       $38,933   $160,470   $(4,479)     $57,540       $129,786    $311,863
1995 Consolidated        30,055    126,764    (7,514)      42,258         93,564     220,757
1994 Consolidated        22,975     97,044    13,874       30,463         64,202     187,288

                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FRONTIER INSURANCE GROUP, INC.

                                      By:    /s/     WALTER A. RHULEN
                                            ------------------------------------
                                                     Walter A. Rhulen
                                             Chairman of the Board and President

                                      Date:      March 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature and Title                                   Date

     /s/          WALTER A. RHULEN                              March 27, 1997
     ---------------------------------------
                  Walter A. Rhulen
          Chairman of the Board, President
                    and Director
            (Principal Executive Officer)


     /s/           PETER L. RHULEN                              March 27, 1997
     ---------------------------------------
                   Peter L. Rhulen
             Vice President and Director


     /s/         LAWRENCE E. O'BRIEN                            March 27, 1997
     ---------------------------------------
                 Lawrence E. O'Brien
                      Director


     /s/           DOUGLAS C. MOAT                              March 27, 1997
     ---------------------------------------
                   Douglas C. Moat
                      Director


     /s/             ALAN GERRY                                 March 27, 1997
     ---------------------------------------
                     Alan Gerry
                      Director


     /s/           MARK H. MISHLER                              March 27, 1997
     ---------------------------------------
                   Mark H. Mishler
              Vice President - Finance
                    and Treasurer
     (Principal Financial and Accounting Officer)

                         FRONTIER INSURANCE GROUP, INC.
                         ------------------------------

                                   EXHIBITS TO

                           ANNUAL REPORT ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1996

                                       INDEX TO EXHIBITS

 3.1(a)  Copy of Registrant's Restated Certificate of Incorporation....................... (1)

 3.2     Copy of Registrant's By-Laws..................................................... (2)

 4.1     Indenture dated as of October 16, 1996 between the Registrant and The Bank of New York, as trustee, with form of Debenture attached as Exhibit A thereto...(8)

10.1     Copy of Registrant's Stock Option Plan, including forms of option.................(1)

10.2(a)  Copy of Employment Agreement between Registrant
           and Walter A. Rhulen............................................................(5)

10.6     Copy of Registrant's Profit Sharing Plan..........................................(2)

10.7     Copy of Asset Purchase Agreement between Registrant
           and Rhulen Agency, Inc..........................................................(3)

10.8     Copy of Insurance Placement Agreement between Frontier
           Insurance Company and Markel Service, Incorporated..............................(3)

10.9     Copy of Agency Agreement between Frontier Insurance Company and Markel Service, Incorporated................................................(3)

10.10    Copy of Registrant's 1992 Incentive and Non-Incentive
           Stock Option Plan...............................................................(4)

10.11    Copy of Division of Business and Non-Competition Agreement
           between Markel Service, Inc. and Frontier Insurance Company.....................(4)

10.12    Description of Registrant's Executive Bonus Plan..................................(5)

10.13    Copy of Credit Agreement between Registrant and The Bank of New York..............(6)

10.14    Stock Purchase Agreement dated February 29, 1996 among Frontier Insurance
           Company Acquisition Corp. and, for purposes of Section 2.3(c) and Article 11 only, Capsure Holdings Corp.....................................................(7)

10.15    United Capitol Holding Company and Subsidiaries Financial Statements as of
            December 31, 1995 and 1994 (with Independent Auditors' Report thereon)
            and Unaudited Interim Condensed Consolidated Financial Statements as of
            March 31, 1996.................................................................(7)

10.16    Frontier Insurance Group, Inc. and Subsidiaries' Unaudited Pro Forma
            Condensed Consolidated Statements of Income for the Year Ended December
            31, 1995 and Three Months Ended March 31, 1996, and Balance Sheet as of
            March 31, 1996 together with the related Notes thereto.........................(7)

10.17    Amended and Restated Declaration of Trust dated as of October 16, 1996 among Registrant, as sponsor.  Walter A. Rhulen and Peter H. Foley, as regular trustees.  The Bank of New York, as property trustee, and The Bank of New
           York (Delaware), as Delaware trustee, with the terms of the Preferred Securities attached as Annex I thereto, and the form of Preferred Security attached as
           Exhibit A-1 thereto.............................................................(8)

10.18    Preferred Securities Guarantee Agreement dated as of October 16, 1996 between the Registrant and The Bank of New York, as trustee for the benefit of the holders from time to time of the Preferred Securities...........................(8)

10.19    Registration Rights Agreement dated as of October 16, 1996 among Registrant,
           Frontier Financing Trust, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
           & Smith Incorporated, Donaldson , Lufkin & Jenrette Securities Corporation,
           Oppenheimer & Co., Inc. and Stephens Inc., as representatives of the initial purchasers of the Preferred Securities..........................................(8)

11       Computation of Per Share Earnings.................................................

12       Statement RE:  Computation of Ratio of Earnings to Fixed Charges..................

22(a)    List of Registrant's Subsidiaries.................................................

23       Consent of Independent Auditors...................................................

29       Schedule P of Annual Statement for year ended December 31, 1996, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of Regulation
            ST, of Frontier Insurance Company and of Frontier Pacific Insurance Company,
            as filed with the New York State Department of Insurance and the California
            Department of Insurance, respectively..........................................


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

(6) Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Filed as the same numbered Exhibit to the Registrant's Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.

(8) Filed as the same numbered Exhibit to the Registrants Report on Form 8-K dated October 16, 1996 and incorporated herein by reference.