Form 10-Q
period 1997-03-31
FRONTIER INSURANCE GROUP INC
filed 1997-05-15
CIK 797496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1997

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

                             [X] Yes         [ ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 13, 1997 was 14,721,175.


                               Page 1 of 16 pages

                         FRONTIER INSURANCE GROUP, INC.

                                          INDEX                                                                   PAGE
                                          -----                                                                   ----
PART I-   FINANCIAL INFORMATION

     Item 1.       Consolidated Financial Statements

                   Consolidated Balance Sheets at
                   March 31, 1997 (Unaudited) and December 31, 1996.......................................        3-4

                   Consolidated Statements of Income (Unaudited) for
                   the Three Months Ended March 31, 1997 and 1996.........................................          5

                   Consolidated Statements of Cash Flows (Unaudited)
                   for the Three Months Ended March 31, 1997 and 1996.....................................          6

                   Notes to Consolidated Financial Statements (Unaudited).................................        7-9

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........................................      10-14

PART II-  OTHER INFORMATION

     Item 1.       Legal Proceedings......................................................................         15

     Item 2.       Changes in Securities..................................................................         15

     Item 3.       Defaults upon Senior Securities........................................................         15

     Item 4.       Submission of Matters to a Vote of Security Holders....................................         15

     Item 5.       Other Information......................................................................         15

     Item 6.       Exhibits and Reports on Form 8-K.......................................................         15

     Signature     .......................................................................................         16

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                          (dollar amounts in thousands)

                                                                                            March 31,         December 31,
                                                                                              1997                1996
                                                                                          -----------         -------------
                                                                                          (Unaudited)
Investments:
Securities, available for sale--at fair value:
     Fixed maturities (amortized cost:  1997--$712,465; 1996--$680,281)                    $  707,199          $  685,277
     Equity securities (cost:  1997--$19,505; 1996--$13,871)                                   20,351              16,271
Short-term investments                                                                        102,547             133,835
Investment in limited liability corporation                                                     3,018               2,937
                                                                                           ----------          ----------
         TOTAL INVESTMENTS                                                                    833,115             838,320

Cash                                                                                           15,688               8,332
Agents' balances due, less allowances for doubtful accounts
     (1997--$2,226; 1996--$2,225)                                                              50,794              50,558
Premiums receivable from insureds, less allowances for doubtful accounts
     (1997--$55; 1996--$60)                                                                    27,489              26,225
Net reinsurance recoverables less allowances for possible uncollectible amounts
     (1997--$561; 1996--$517)                                                                 209,569             192,569
Accrued investment income                                                                       9,778               9,364
Federal income taxes recoverable                                                                1,165               3,987
Deferred policy acquisition costs                                                              36,834              32,871
Deferred federal income tax asset                                                              29,540              27,620
Home office building, property and equipment--at cost, less accumulated
     depreciation and amortization (1997--$12,158;  1996--$11,184)                             40,130              37,167
Intangible assets, less accumulated amortization (1997--$4,235; 1996--$3,808)                  11,311              11,738
Other assets                                                                                   10,507               7,656
                                                                                           ----------          ----------
         TOTAL ASSETS                                                                      $1,275,920          $1,246,407
                                                                                           ==========          ==========

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS--Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY
              (dollar amounts in thousands, except per share data)

                                                                                    March 31,           December 31,
                                                                                      1997                  1996
                                                                                  -----------           ------------
                                                                                  (Unaudited)
LIABILITIES
   Policy liabilities:
     Unpaid losses                                                                 $   452,669           $   429,506
     Unpaid loss adjustment expenses                                                   116,478               109,567
     Unearned premiums                                                                 180,891               185,728
                                                                                    ----------            ----------
           TOTAL POLICY LIABILITIES                                                    750,038               724,801
   Funds withheld under reinsurance contracts                                           72,112                64,065
   Cash dividend payable to shareholders                                                 1,905                 1,904
   Other liabilities                                                                    13,688                20,110
                                                                                    ----------            ----------
     TOTAL LIABILITIES                                                                 837,743               810,880

COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE  SUBORDINATED
DEBENTURES                                                                             166,979               166,953

SHAREHOLDERS' EQUITY--
   Preferred Stock, par value $.01 per share; authorized and unissued--
     1,000,000 shares
   Common Stock, par value $.01 per share (shares authorized:
     50,000,000, shares  issued:  1997--14,703,968;
     1996--14,689,552)                                                                     147                   147
   Additional paid-in capital                                                          222,289               221,984
   Net unrealized (losses) gains                                                        (2,873)                4,807
   Retained earnings                                                                    52,423                42,424
                                                                                    ----------            ----------
     SUBTOTAL                                                                          271,986               269,362
   Less treasury stock--at cost (45,540 shares)                                            788                   788
                                                                                    ----------            ----------
                    TOTAL SHAREHOLDERS' EQUITY                                         271,198               268,574
                                                                                    ----------            ----------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,275,920            $1,246,407
                                                                                    ==========            ==========

Book value per share                                                                    $18.44                $18.28
                                                                                        ======                ======




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
              (dollar amounts in thousands, except per share data)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                 ---------------------------
                                                                                   1997              1996
                                                                                 -------            --------
REVENUES
   Premiums written                                                              $105,812            $74,860
   Premiums ceded                                                                 (26,499)           (13,131)
                                                                                 --------            -------
           NET PREMIUMS WRITTEN                                                    79,313             61,729
   Increase in net unearned premiums                                               (1,506)            (3,435)
                                                                                 --------            -------
           NET PREMIUMS EARNED                                                     77,807             58,294
   Net investment income                                                           11,893              7,786
   Realized capital gains                                                             721                691
                                                                                 --------            -------
           TOTAL NET INVESTMENT INCOME                                             12,614              8,477
   Gross claims adjusting income                                                       15                 25
                                                                                 --------            -------
           TOTAL REVENUES                                                          90,436             66,796

EXPENSES
   Losses                                                                          31,116             26,512
   Loss adjustment expenses                                                        14,558              8,931
   Amortization of policy acquisition costs                                        15,951             12,381
   Underwriting and other expenses                                                  9,231              5,791
   Minority interest in income of consolidated subsidiary trust                     2,732
   Interest expense                                                                                      441
                                                                                 --------            -------
TOTAL EXPENSES                                                                     73,588             54,056
                                                                                 --------            -------
INCOME BEFORE INCOME TAXES                                                         16,848             12,740

INCOME TAXES
   State                                                                              103                115
   Federal                                                                          4,841              3,361
                                                                                 --------            -------
           TOTAL  INCOME TAXES                                                      4,944              3,476
                                                                                 --------            -------
           NET INCOME                                                            $ 11,904            $ 9,264
                                                                                 ========            =======
PER SHARE DATA:
   Primary earnings per common share                                                 $.81               $.65
                                                                                     ====               ====
   Fully diluted earnings per common share                                           $.76               $.65
                                                                                     ====               ====
WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING (in thousands):
   Primary                                                                         14,695             14,352
   Fully diluted                                                                   18,379             14,352



See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                         -------------------------
                                                                                           1997            1996
                                                                                         -------          --------
OPERATING ACTIVITIES
   Net income                                                                            $11,904           $ 9,264
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Increase in policy liabilities                                                   25,237            18,754
         Increase in reinsurance balances                                                 (8,953)           (8,217)
         Increase in agents' balances and premiums receivable                             (1,500)              (82)
         Increase in deferred policy acquisition costs                                    (3,963)           (2,358)
         (Increase) decrease in accrued investment income                                   (414)              634
         Deferred income tax expense                                                       2,220               278
         Depreciation and amortization                                                     1,551               938
         Realized capital gains                                                             (721)             (691)
         Other                                                                            (6,455)           (2,675)
                                                                                         -------           -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                    18,906            15,845

INVESTING ACTIVITIES
   Proceeds from sales of fixed maturities available-for-sale                             14,116            17,217
   Proceeds from calls, paydowns and maturities of fixed maturities
      available-for-sale                                                                  22,918            21,825
   Proceeds from sales of equity securities                                                1,636             5,534
   Purchases of securities                                                               (75,891)          (59,512)
   Net sales (purchases) of short-term investments                                        31,288            (2,193)
   Additions and improvement to home office building                                      (1,682)             (160)
   Purchase of property and equipment                                                     (2,257)              (75)
   Proceeds from sales of property and equipment                                               2
   Investment in limited liability corporation                                               (81)
                                                                                         -------           -------
             NET CASH USED IN  INVESTING ACTIVITIES                                       (9,951)          (17,364)

FINANCING ACTIVITIES
   Cash dividends paid                                                                    (1,904)           (1,568)
   Issuance of common stock                                                                  305               504
                                                                                         -------           -------
             NET CASH USED IN FINANCING ACTIVITIES                                        (1,599)           (1,064)
                                                                                         -------           -------
             INCREASE (DECREASE) IN CASH                                                   7,356            (2,583)
             CASH AT BEGINNING OF YEAR                                                     8,332             5,115
                                                                                         -------           -------
             CASH AT END OF YEAR                                                         $15,688           $ 2,532
                                                                                         =======           =======

See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3.   Dividends  have been  declared  by the Board of  Directors  and paid by the
     Company  during  the  periods  presented  in  the  accompanying   financial
     statements, as follows:

     Declaration         Record        Payment                Type of                   Cash              Number of
        Date              Date           Date                 Dividend                  Paid            Shares Issued
     ----------          ------        -------                --------                  ----            -------------
                                                                                   (in thousands)
     11/16/95           12/29/95       01/18/96           $.12 per share cash          $1,562                N/A
     03/28/96           04/08/96       04/30/96           $.12 per share cash          $1,568                N/A
     05/23/96           06/28/96       07/19/96           10% stock                    $   11(1)          1,311,178
     05/23/96           06/28/96       07/19/96           $.13 per share cash          $1,870                N/A
     08/15/96           09/30/96       10/18/96           $.13 per share cash          $1,903                N/A
     11/21/96           12/27/96       01/14/97           $.13 per share cash          $1,904                N/A
     02/27/97           03/24/97       04/18/97           $.13 per share cash          $1,905                N/A


(1)  Cash in lieu of fractional shares.

4. At March 31, 1997, options to purchase 321,441 shares of common stock, at per share exercise prices ranging from $18.86 to $39.75 were outstanding, compared to options to purchase 274,696 shares of common stock, at per share exercise prices ranging from $7.15 to $27.57, outstanding at March 31, 1996 under the Company's stock option plans (the "Plans"). Options to purchase 130,690 and 96,576 shares of common stock were exercisable at March 31, 1997 and March 31, 1996, respectively, under the Plans.

     During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 412,500 and 74,250 shares, respectively, of the Company's common stock at $45.45 per share at any time through December 31, 1999, which options were outstanding at March 31, 1997.

     The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

Item 1.       Notes to Consolidated Financial Statements (Unaudited)--Continued

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended March 31, 1997 and 1996, such earned commissions accrued were $574,000 and $92,000, respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended March 31, 1997 and 1996, claims adjusting expenses included with underwriting and other expenses amounted to $15,000 and $25,000, respectively.

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:

                                              March 31, 1997             December 31, 1996
                                              --------------             -----------------
                                                              (in thousands)
     Ceded paid losses recoverable                $  8,527                     $  7,519
     Ceded unpaid losses and LAE                   189,042                      165,467
     Ceded unearned premiums                        26,059                       32,403
     Ceded reinsurance payable                     (14,059)                     (12,820)
                                                  --------                     --------
          TOTAL                                   $209,569                     $192,569
                                                  ========                     ========



     The  reinsurance   ceded   components  of  the  amounts   relating  to  the
     accompanying income statements were as follows:

                                                      Three Months Ended March 31,
                                                   -------------------------------------
                                                    1997                         1996
                                                   -------                      --------
                                                              (in thousands)
     Ceded premiums earned                         $32,842                      $12,292
     Ceded incurred losses                          27,685                        9,647
     Ceded incurred LAE                              4,705                        3,218



     The effect of reinsurance on premiums written and earned at March 31, 1997 and 1996 was as follows:

                                   Three Months Ended March 31,
                       ----------------------------------------------------
                                1997                         1996
                              Premiums                      Premiums
                       ----------------------         ---------------------
                        Written       Earned          Written       Earned
                       ---------     --------         -------       -------
                                           (in thousands)
     Direct            $104,244      $108,553         $73,395       $68,140
     Assumed              1,568         2,096           1,465         2,446
     Ceded              (26,499)      (32,842)        (13,131)      (12,292)
                       --------      --------         -------        ------
     Net               $ 79,313      $ 77,807         $61,729       $58,294
                       ========      ========         =======       =======

Item 1.       Notes to Consolidated Financial Statements (Unaudited)--Continued

8. In the first quarter of 1997, the Company adopted Financial Accounting Standards Board Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"), which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The adoption excluded the provisions that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral, which will be adopted in 1998 pursuant to the proposed amendment. The adoption of FASB 125 did not have a material impact to the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share in either of the quarters ended March 31, 1997 and 1996. The impact on the calculations of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                 Three Months                  Increase (Decrease)
                                                Ended March 31,                    1996 to 1997
                                            -------------------------           ------------------
                                             1997              1996             Amount          %
                                            --------         --------           ------         ---
                                                            (dollar amounts in thousands)
Medical malpractice (including
   dental malpractice)                       $27,907          $24,098            $3,809        15.8
General liability                             28,076           16,910            11,166        66.0
Surety                                        12,720           11,648             1,072         9.2
Workers' compensation                            808            3,049            (2,241)      (73.5)
Commercial earthquake                          1,744              512             1,232       240.6
Other                                          6,552            2,077             4,475       215.5
                                             -------          -------           -------
                        Total                $77,807          $58,294           $19,513        33.5
                                             =======          =======           =======


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                        Statutory Combined Ratio               GAAP Combined Ratio
                                                       --------------------------           -------------------------
                                                              Three Months                        Three Months
                                                             Ended March 31,                     Ended March 31,
                                                       --------------------------           ------------------------
                                                         1997              1996               1997            1996
                                                       --------          --------           --------         ------
Losses                                                     40.0%            45.5%              40.0%          45.5%
Loss adjustment expenses (LAE)                             18.7             14.0               18.7           15.3
                                                           ----             ----               ----           ----
Losses and LAE                                             58.7             59.5               58.7           60.8
Acquisition, underwriting, interest, and
  other expenses                                           33.4             31.9               32.3           31.2
                                                           ----             ----               ----           ----
Total combined ratio                                       92.1%            91.4%              91.0%          92.0%
                                                           ====             ====               ====           ====

A variety of factors accounted for the 33.5% growth in net premiums earned, the principal factor being increases in the Company's core and new program business and as a result of the acquisitions of United Capitol and Regency Insurance Company in the second and third quarter of 1996, respectively. This increase was partially offset by a decrease in workers' compensation, particularly the cotton gin program that the Company discontinued during 1996, a decrease in social services programs due to price competition and to an increase in reinsurance costs associated with the aggregate excess of loss reinsurance contract.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, partially offset by the reclassification of net premiums written in the social services programs to the general liability line of business.

Net premiums earned for the general liability line increased primarily because of increases in various

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

programs, including continued growth in the social services programs, alarms and guards, demolition contractors, excess employer's liability, and asbestos abatement as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

Growth in surety net premiums earned continued in 1997, and was primarily attributable to expanded writings of license and permit bonds, small contractors bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche programs for cotton gins and feed lots, decreases in social services programs due to price competition and lesser required participation in the National Workers' Compensation Reinsurance Pools. The decrease was partially offset by increases in workers' compensation premiums written in the alternative risk program which the Company initiated in 1996.

Net premiums earned for the commercial earthquake program increased primarily due to the growth in the number of policies written in 1996 which are earned pro rata in 1997, partially offset by the planned decrease in this line of business.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social services program, and in the mobile homeowners program and auto physical damage business as a result of the acquisition of Regency effective in June 1996. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 52.7% due principally to increases in invested assets resulting from the proceeds of the issuance of Convertible Trust Originated Preferred Securities ("Convertible TOPrS") in October 1996, cash inflow from regular operations, and the contribution to net investment income by United Capitol and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 48.8% due to the aforementioned increase in net investment income and a significantly lower increase in realized capital gains of 4.3%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.5%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 5.1%.

Gross claims adjusting income decreased 40.0% primarily as a result of a decrease in claim services provided to outside companies, partially offset by an increase in the rates charged for certain services.

Total revenues increased 35.4% as a result of the above.

Total expenses increased by 36.1% compared to the 33.5% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 28.9% rate as a result of a 17.4% increase in losses and a 63.0% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which resulted in a loss and LAE component of the GAAP Combined Ratio 2.1 percentage points lower than in the comparable 1996 period. The 63.0% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 38.6% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

salary increases and the contribution of total expenses associated with the acquisition of United Capitol and Regency in 1996. The $441,000 decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996. The Company also incurred approximately $2,732,000 of expenses in 1996 associated with the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.1 percentage points higher than in the comparable 1996 period. The total GAAP Combined Ratio decreased by 1.0 percentage point to 91.0 as a result of the above.

The foregoing changes resulted in income before taxes of $16,848,000 for the 1997 quarter, a 32.2% increase from the comparable 1996 quarter. Net income for the period increased by $2,640,000 or 28.5%.

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

At March 31, 1997, $1.3 billion in total assets were comprised of the following:
66.5% cash and investments, 16.4% net reinsurance recoverables, 6.1% premiums receivable, 3.1% home office building and equipment, 5.2% deferred expenses (federal income taxes and policy acquisition costs), and 2.7% other assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1997:

                                                                                Amount
                                       Market            Reflected on         Percent of
         S&P's/Moody's Rating           Value            Balance Sheet        Portfolio
         --------------------          ------            -------------        ----------
                                               (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries     $409,984             $409,984             58.0
             of $22,339)                111,734              111,734             15.8
AA/Aa                                   138,207              138,207             19.5
A/A                                      47,250               47,250              6.7
BBB/Baa                                      24                   24              0.0
                                       --------             --------            -----
All other                              $707,199             $707,199            100.0
                                       --------             --------            -----
                                       --------             --------            -----
             Total

Cash flow generated from operations for the three-month periods ended March 31, 1997 and 1996 was $18.9 million, and $15.8 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared during the three-month periods ended March 31, 1997 and 1996 were $1,905,000 and $1,568,000, respectively.

Reinsurance

Frontier has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds prior to 1997. During the first quarter of 1997, the Company elected to include license and permit bonds, fidelity bonds and certain other miscellaneous surety bonds in the net premiums earned ceded under the contract. The loss and LAE ratio above which the reinsurance provides coverage is 65% and 64% for accident years 1996 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. During the first quarter 1997 and 1996 the Company ceded 13.0% and 13.5% of the earned premiums from the covered lines of business to Centre Re, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Litigation with the State of New York

In  December  1990,  the New York State  Court of Claims  rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursements of certain claims previously paid; accordingly, effective June 30 , 1996 and December 31, 1995, Frontier recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

On March 31, 1997, the Company announced that it executed a definitive agreement to acquire 100% of the stock of Lyndon Property Insurance Company and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon - DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc., subject to certain closing conditions and regulatory approval, at a purchase price of approximately $92,000,000. The transaction is expected to close in May 1997.

On April 30, 1997, the Company executed a commitment letter with Deutsche Bank AG, New York Branch ("Deutsche"), whereby Deutsche will provide a $100,000,000 Revolving Credit Facility for five years, subject to the execution of a definitive credit agreement. The Company proposes to borrow $62 million to fund the purchase of Lyndon Property Insurance Company and its six subsidiaries. The transaction is expected to close in May 1997.

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

DATE:  May 15, 1997                       Frontier Insurance Group, Inc.
                                          --------------------------------------
                                                      (Registrant)

                                      By: /s/ Mark H. Mishler
                                          --------------------------------------
                                          Mark H. Mishler

                                          Vice President - Finance and Treasurer
                                          (Principal Financial and
                                          Accounting Officer and Duly
                                          Authorized Officer)