Form 10-Q
period 1997-06-30
FRONTIER INSURANCE GROUP INC
filed 1997-08-14
CIK 797496

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1997

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

        [x] Yes                                                 [  ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11,1997 was 29,476,062.

================================================================================

                               Page 1 of 20 pages

                         FRONTIER INSURANCE GROUP, INC.


                                      INDEX                                          PAGE
                                      -----                                          ----
PART I-   FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                June 30, 1997 (Unaudited) and December 31, 1996.................       3-4

                Consolidated Statements of Income (Unaudited) for
                the Three Months and Six Months  Ended June 30, 1997 and 1996..          5

                Consolidated Statements of Cash Flows (Unaudited)
                for the Six Months Ended June 30, 1997 and 1996................          6

                Notes to Consolidated Financial Statements (Unaudited)..........       7-9

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................     10-16

PART II -  OTHER INFORMATION

    Item 1.     Legal Proceedings...............................................        17

    Item 2.     Changes in Securities...........................................        17

    Item 3.     Defaults upon Senior Securities.................................        17

    Item 4.     Submission of Matters to a Vote of Security Holders.............        17

    Item 5.     Other Information...............................................        17

    Item 6.     Exhibits and Reports on Form 8-K................................        18

    Signature   ................................................................        19


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                                         June 30,     December 31,
                                                                           1997          1996
                                                                        ----------   ----------
                                                                       (Unaudited)
Investments:
Securities, available for sale--at fair value:
    Fixed maturities (amortized cost: 1997--$922,864; 1996--$680,281)   $  929,717   $  685,277
    Equity securities (cost: 1997--$29,821; 1996--$13,871);                 33,349       16,271
Short-term investments                                                      98,284      133,835
Other investments                                                            3,431        2,937
                                                                        ----------   ----------
    TOTAL INVESTMENTS                                                    1,064,781      838,320

Cash                                                                         3,973        8,332
Agents' balances due, less allowances for doubtful accounts
  (1997--$2,226; 1996--$2,225)                                              49,971       50,558
Premiums receivable from insureds, less allowances
   for doubtful accounts (1997--$55; 1996--$60)                             26,889       26,225
Net reinsurance recoverables less allowances for
   possible uncollectible amounts (1997--$561; 1996--$517)                 317,096      192,569
Accrued investment income                                                   14,207        9,364
Federal income taxes recoverable                                                          3,987
Deferred policy acquisition costs                                           40,983       32,871
Deferred federal income tax asset                                           34,805       27,620
Home office building, property and equipment--at cost,
  less accumulated depreciation and amortization
  (1997--$13,091; 1996--$11,184)                                            41,284       37,167
Intangible assets, less accumulated amortization
  (1997--$4,661; 1996--$3,808)                                              13,101       11,738
Other assets                                                                10,051        7,656
                                                                        ----------   ----------
        TOTAL ASSETS                                                    $1,617,141   $1,246,407
                                                                        ==========   ==========


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                                    June 30,        December 31,
                                                                      1997              1996
                                                                -------------        ----------
                                                                   (Unaudited)

LIABILITIES
  Policy liabilities:
    Unpaid losses                                                $    502,160         $ 429,506
    Unpaid loss adjustment expenses                                   110,811           109,567
    Unearned premiums                                                 370,957           185,728
                                                                -------------        ----------
        TOTAL POLICY LIABILITIES                                      983,928           724,801
  Funds withheld under reinsurance contracts                           83,351            64,065
  Revolving credit facility                                            62,000
  Federal income taxes payable                                          2,423
  Cash dividend payable to shareholders                                 2,057             1,904
  Other liabilities                                                    21,495            20,110
                                                                -------------       -----------
       TOTAL LIABILITIES                                            1,155,254           810,880


COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE  SUBORDINATED
DEBENTURES                                                            166,970           166,953

SHAREHOLDERS' EQUITY--
    Preferred Stock, par value $.01 per share;
       authorized and unissued--1,000,000 shares
    Common Stock, par value $.01 per share
       (shares authorized: 50,000,000, shares
       issued:  1997--29,471,924;
       1996--29,379,104)                                                  295               147
    Additional paid-in capital                                        223,020           221,984
    Net unrealized gains                                                6,748             4,807
    Retained earnings                                                  65,638            42,424
                                                                -------------      ------------
       SUBTOTAL                                                       295,701           269,362
    Less treasury stock--at cost
       (1997--90,720; 1996--91,080 shares)                                784               788
                                                                -------------      ------------
       TOTAL SHAREHOLDERS' EQUITY                                     294,917           268,574
                                                                 ------------      ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,617,141        $1,246,407
                                                                   ==========        ==========

Book value per share                                                   $10.03             $9.14
                                                                       ======             =====




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                Three Months                  Six Months
                                               Ended June 30,                Ended June 30,
                                          ------------------------------------------------------
                                             1997            1996          1997          1996
                                             ----            ----          ----          ----

REVENUES
  Premiums written                         $129,170         $84,966       $234,982      $159,826
  Premiums ceded                            (40,023)        (13,343)       (66,523)      (26,474)
                                          ----------       ---------     ----------   ----------
         NET PREMIUMS WRITTEN                89,147          71,623        168,459       133,352
  Increase in net unearned premiums        (13,130)         (5,475)       (14,635)       (8,910)
                                          ----------      ----------     ---------  ------------
         NET PREMIUMS EARNED                 76,017          66,148        153,824       124,442
  Net Investment income                      12,825           8,588         24,718        16,374
  Realized capital gains                        494             614          1,215         1,305
                                          ----------       ---------     ----------   ----------
         TOTAL NET INVESTMENT INCOME         13,319           9,202         25,933        17,679
  Gross claims adjusting income                 (15)             12                           37
                                          ----------       ---------     ----------   ----------
         TOTAL REVENUES                      89,321          75,362        179,757       142,158

EXPENSES

    Losses                                   26,105          30,404         57,221        56,916
    Loss adjustment expenses                  9,930           9,797         24,488        18,728
    Amortization of policy acquisition costs 19,960          15,330         35,911        27,711
    Underwriting and other expenses           9,194           5,847         18,425        11,638
    Minority interest in income of
         consolidated subsidiary trust        2,849                          5,581
    Interest expense                            281             439            281           880
                                          ----------       ---------     ----------   ----------
         TOTAL EXPENSES                      68,319          61,817        141,907       115,873

INCOME BEFORE INCOME TAXES                   21,002          13,545         37,850        26,285

INCOME TAXES
    State                                       307             432            410           547
    Federal                                   5,276           3,344         10,117         6,705
                                          ---------       ---------      ---------     ---------
         TOTAL INCOME TAXES                   5,583           3,776         10,527         7,252
                                          ---------       ---------      ---------     ---------

         NET INCOME                         $15,419          $9,769        $27,323       $19,033
                                            =======        ========        =======       =======

PER SHARE DATA:
    Primary earnings per common                $.52            $.34          $.93           $.67
                                               ====            ====          ====           ====
    Fully diluted earnings per common share    $.48            $.34          $.84           $.67
                                               ====            ====          ====           ====

WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING (in thousands):
    Primary                                  29,365          28,760        29,353          28,702
    Fully diluted                            36,724          28,760        36,712          28,702



See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                              Six Months
                                                                            Ended June 30,
                                                                          ------------------
                                                                          1997          1996
                                                                          ----          ----
OPERATING ACTIVITIES
  Net income                                                            $ 27,323     $ 19,033
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                                    31,942      147,521
        Increase in reinsurance balances                                  (6,193)     (51,449)
        Decrease (increase) in agents' balances and premiums receivable   (2,146)      (8,309)
        Increase in deferred policy acquisition costs                     (8,112)      (2,853)
        Increase in accrued investment income                               (778)        (231)
        Deferred income tax expense                                        1,312
        Depreciation and amortization                                      3,220          926
        Realized capital (gains) losses                                   (1,215)       1,305
        Other                                                             (2,969)     (12,938)
                                                                        ---------   ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                       48,322       93,005

INVESTING ACTIVITIES
  Proceeds from sales of fixed maturities available-for-sale              40,532       76,147
  Proceeds from calls, paydowns and maturities of fixed maturities
     available-for-sale                                                   37,617       81,598
  Proceeds from sales of equity securities                                 2,100       16,449
  Purchases of securities                                               (142,100)    (246,462)
  Purchase of wholly-owned subsidiary, net of cash acquired              (89,055)
  Net sales (purchases) of short-term investments                         45,511      (25,555)
  Additions and improvements to home office building                      (3,024)      (1,267)
  Purchases of property and equipment                                     (3,000)        (301)
  Other                                                                     (494)
                                                                        --------    ----------
          NET CASH USED IN INVESTING ACTIVITIES                          (11,914)     (99,391)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                62,000        4,200
  Cash dividends paid                                                     (3,809)      (1,579)
  Issuance of common stock                                                 1,037          696
  Reissuance of treasury stock                                                 5
                                                                        --------    ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       59,233        3,317

          DECREASE IN CASH                                                (4,359)      (3,069)

          CASH AT BEGINNING OF YEAR                                        8,332        5,115
                                                                        --------    ----------
          CASH AT END OF PERIOD                                         $  3,973    $   2,046
                                                                        ========    ==========



See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows:


    Declaration    Record       Payment             Type of              Cash         Number of
       Date         Date          Date              Dividend             Paid     Shares Issued
    -----------    --------     --------       -------------------     --------   -------------

    03/28/96       04/08/96     04/30/96       $.06 per share cash     $1,568            N/A
    05/23/96       06/28/96     07/19/96       10% stock                   11(1)    2,622,356
    05/23/96       06/28/96     07/19/96       $.065 per share cash    $1,875            N/A
    08/15/96       09/30/96     10/18/96       $.065 per share cash    $1,903            N/A
    11/21/96       12/27/96     01/14/97       $.065 per share cash    $1,904            N/A
    02/27/97       03/24/97     04/18/97       $.065 per share cash    $1,905            N/A
    05/22/97       06/30/97     07/21/97       100% stock                 N/A      14,735,962
    05/22/97       06/30/97     07/21/97       $.07 per share cash     $2,057            N/A


    (1) Cash in lieu of fractional shares.

4. At June 30, 1997, options to purchase 871,396 shares of Common Stock, at per share exercise prices ranging from $9.43 to $19.00, were outstanding, compared to options to purchase 733,824 shares of Common Stock, at per share exercise prices ranging from $5.82 to $13.79, outstanding at June 30, 1996 under the Company's stock option plans (the "Plans"). Options to purchase 1,239,392 and 410,450 shares of Common Stock were exercisable at June 30,1997 and June 30,1996, respectively, under the Plans.

    During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 825,000 and 148,500 shares, respectively, of the Company's Common Stock at $22.73 per share at any time through December 31, 1999, which options were outstanding at June 30, 1997.

    The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended June 30, 1997 and 1996, such earned commissions accrued were $(694,000) and $(10,000), respectively. During the six months ended June 30, 1997 and 1996, such earned commissions accrued were $(120,000) and $(102,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. Claims adjusting income is accounted for on an accrual basis, before deducting the related expenses. During the three months ended June 30, 1997 and 1996, claims adjusting expenses included with underwriting and other expenses amounted to $(15,000) and $18,000, respectively. During the six months ended June 30, 1997 and 1996, claims adjusting expenses included with underwriting and other expenses amounted to $0 and $62,000, respectively.

7. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                               June 30, 1997                    December 31, 1996
                                               -------------                   ------------------
                                                             (in thousands)
     Ceded paid losses recoverable                $  16,771                      $    7,519
     Ceded unpaid losses and LAE                    228,200                         165,467
     Ceded unearned premiums                         99,131                          32,403
     Ceded reinsurance payable                      (33,147)                        (12,820)
                                                 ----------                       ---------

          TOTAL                                    $310,955                        $192,569
                                                   ========                        ========


    The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:


                                                                 Six Months Ended June 30,
                                                             -------------------------------
                                                               1997                  1996
                                                             -------                -------
                                                                          (in thousands)

     Ceded premiums earned                                   $71,908                $26,023
     Ceded incurred losses                                   $47,998                $19,691
     Ceded incurred LAE                                       $9,546                 $7,875


    The effect of reinsurance on premiums written and earned at June 30, 1997 and 1996 was as follows:


                                                     Six Months Ended June 30,
                                    ---------------------------------------------------------
                                             1997                              1996
                                           Premiums                          Premiums
                                   ------------------------         -------------------------
                                      Written        Earned             Written        Earned
                                   ----------     ---------         ----------        -------
                                                                      (in thousands)

    Direct                          $228,767       $219,396          $155,628        $146,401
    Assumed                            6,215          6,336             4,198           4,064
    Ceded                            (66,523)       (71,908)          (26,474)        (26,023)
                                   ----------     ---------         ----------        -------
    Net                             $168,459       $153,824          $133,352        $124,442
                                    ========       ========          ========        ========


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

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share in either of the quarters ended June 30, 1997 or 1996. The impact on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                        Three Months           Increase (Decrease)
                                                       Ended June 30,             1996 to 1997
                                                  -----------------------      -------------------
                                                     1997          1996         Amount        %
                                                     ----          ----         ------       ---
                                                                (dollar amounts in thousands)

Medical malpractice (including
   dental malpractice)                             $25,837       $27,891        ($2,054)     (7.4)
General liability                                   22,777        17,328          5,449      31.4
Surety                                              14,293        12,680          1,613      12.7
Commercial earthquake                                2,926         3,324           (398)    (12.0)
Workers' compensation                                  685         2,164         (1,479)    (68.3)
Other                                                9,499         2,761          6,738     244.0
                                                  --------     ---------        -------
                   Total                           $76,017       $66,148         $9,869      14.9
                                                   =======       =======         ======



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio     GAAP Combined Ratio
                                                    Three Months               Three Months
                                                  Ended June 30,              Ended June 30,
                                            -----------------------      -----------------------
                                               1997           1996           1997         1996
                                               ----           ----           ----         ----

Losses                                          34.3%         46.0%           34.3%        46.0%
Loss adjustment expenses (LAE)                  13.1          14.1            13.1         14.8
                                                ----          ----            ----         ----
Losses and LAE                                  47.4          60.1            47.4         60.8
Acquisition, underwriting, interest, and
  other expenses                                36.7          32.4            38.4         32.0
                                                ----          ----            ----         ----
Total combined ratio                            84.1%         92.5%           85.8%        92.8%
                                                ====          ====            ====         ====


A variety of factors accounted for the 14.9% growth in net premiums earned, the principal factors being increases in the Company's core and new program business, and the acquisitions of Lyndon Property Insurance Company, United Capitol Holding Company and Regency Insurance Company. These increases were partially offset by (i) a decrease in workers' compensation, paritcularly in the cotton gin program that the Company discontinued during 1996, (ii) a decrease in the workers' compensaton component of the social services programs due to price competition, and (iii) a loss of medical mallpractice business due to the effects of rate increases in Florida. The reclassification of certain medical malpractice business to the general liability line of business reduced net written premiums for medical malpractice.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, partially offset by a loss of medical malpractice business due to the effects of rate increases in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Florida and the reclassification of certain medical malpractice business to the general liability line of business.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services programs, alarms and guards, demolition contractors, and excess employers' liability, and, as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

Growth in surety net premiums earned continued in 1997, and was primarily attributable to expanded writings of license and permit bonds, small contractors bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche programs for cotton gins and feed lots, decreases in social services programs due to price competition, and lesser required participation in the National Workers' Compensation Reinsurance Pools. The decrease was partially offset by increases in workers' compensation premiums written in the alternative risk program which the Company initiated in 1996.

Net premiums earned for the commercial earthquake program decreased primarily due to the planned decrease in this line of business and increased ceded premiums associated with the purchase of additional reinsurance.

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social services program, the mobile homeowners' program and non-standard auto physical damage business as a result of the acquisition of Lyndon and Regency in June 1997 and September 1996, respectively. These increases were partially offset by decreases in other miscellaneous small programs.

Net investment income before realized capital gains and losses increased 49.3% due principally to increases in invested assets resulting from the proceeds of the issuance of Convertible Trust Originated Preferred Securities ("Convertible TOPrS") in October 1996, cash inflow from regular operations, and the contribution to net investment income by United Capitol, Lyndon and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 44.7% due to the aforementioned increase in net investment income partially offset by a decrease in realized capital gains of 19.5%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.5%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 5.0%.

Gross claims adjusting income has essentially been eliminated as claim services provided to outside companies have essentially been eliminated.

Total revenues increased 18.5% as a result of the above.

Total expenses increased by 10.5% compared to the 14.9% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") decreased at a 10.4% rate as a result of a 14.1% decrease in losses and a 1.4% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the recognition of reserve redundancies in the general liability line of business, and to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which, together, resulted in a loss and LAE component of the GAAP Combined Ratio 13.4 percentage points lower than in the comparable 1996 period. The 37.7% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses associated with Lyndon, United Capitol and Regency. The $158,000 decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1997, partially offset by the interest expense associated with the draw-down from a revolving credit facility that the Company obtained on June 3, 1997. The Company also incurred approximately $2,839,000 of expenses in 1997 associated with the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned , the non-claim component was 6.4 percentage points higher than in the comparable 1996 period. The total GAAP Combined Ratio decreased by 7.0 percentage points to 85.8 as a result of the above.

The foregoing changes resulted in income before taxes of $21,002,000 for the 1997 quarter, a 55.1% increase over the comparable 1996 quarter. Net income for the period increased by $5,650,000 or 57.8%.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                          Six Months            Increase(Decrease)
                                                       Ended June 30,              1996 to 1997
                                                   ----------------------       -----------------
                                                     1997          1996         Amount        %
                                                     ----          ----         ------       ---
                                                                    (dollar amounts in thousands)

Medical malpractice (including
   dental malpractice)                             $53,744       $51,989       $  1,755      3.4
General liability                                   50,787        34,238         16,549     48.3
Surety                                              27,013        24,328          2,685     11.0
Commercial earthquake                                4,701         3,837            864     22.5
Workers' compensation                                1,493         5,213         (3,720)   (71.4)
Other                                               16,086         4,837         11,249    232.6
                                                ----------   -----------       --------
                   Total                          $153,824      $124,442        $29,382     23.6
                                                  ========      ========        =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio       GAAP Combined Ratio
                                            ------------------------     ----------------------
                                                     Six Months                  Six Months
                                                  Ended June 30,              Ended June 30,
                                            ------------------------     ----------------------
                                               1997           1996           1997         1996
                                               ----           ----           ----         ----
Losses                                          37.2%         45.7%           37.2%       45.7%
Loss adjustment expenses (LAE)                  15.9          14.1            15.9        15.0
                                                ----          ----            ----        ----
Losses and LAE                                  53.1          59.8            53.1        60.7
Acquisition, underwriting, and
  other expenses                                36.0          32.1            35.3        31.6
                                                ----          ----            ----        ----
Total combined ratio                            89.1%         91.9%           88.4%       92.3%
                                                ====          ====            ====        ====


A variety of factors accounted for the 23.6% growth in net premiums earned, the principal factor being increases in the Company's core and new program business and as a result of the acquisitions of Lyndon , United Capitol and Regency. This increase was partially offset by a decrease in workers' compensation, particularly the cotton gin program that the Company discontinued during 1996, a decrease in the workers' compensation component of the social services programs due to price competition and to a loss of medical malpractice business due to the effects of rate increases in Florida.

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

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services programs, alarms and guards, demolition contractors, and excess employers' liability, and, as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

Growth in surety net premiums earned continued in 1997, and was primarily attributable to expanded writings of license and permit bonds, small contractors' bonds and miscellaneous bonds.

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

Net premiums earned for the other lines of business increased primarily due to increased volume in commercial package policies in the social services program, and in the mobile homeowners' program and auto physical damage business as a result of the acquisition of Lyndon and Regency in June 1997 and September 1996, respectively. These increases were partially offset by decreases in other miscellaneous small programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Net investment income before realized capital gains and losses increased 51.0% due principally to increases in invested assets resulting from the proceeds of the issuance of Convertible Trust Originated Preferred Securities ("Convertible TOPrS") in October 1996, cash inflow from regular operations, and the contribution to net investment income by Lyndon, United Capitol and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 46.7% due to the aforementioned increase in net investment income, partially offset by a decrease in realized capital gains of 6.9%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.5%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.9%.

Gross claims adjusting income has essentially been eliminated as claim services provided to outside companies have essentially been eliminated.

Total revenues increased 26.4% as a result of the above.

Total expenses increased by 22.5% compared to the 23.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 8.0% rate as a result of a .5% increase in losses and a 30.8% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the recognition of reserve redundancies in the general liability line of business and to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which, together, resulted in a loss and LAE component of the GAAP Combined Ratio 4.0 percentage points lower than in the comparable 1996 period. The 30.8% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 39.1% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses associated with Lyndon, United Capitol and Regency. The $599,000 decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996, partially offset by the interest expense associated with the draw-down from a revolving credit facility that the Company obtained on June 3, 1997. The Company also incurred approximately $5,581,000 of expenses in 1997 associated with the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned , the non- claim component was
3.7 percentage points higher than in the comparable 1996 period. The total GAAP Combined Ratio decreased by 3.9 percentage points to 88.4 as a result of the above.

The foregoing changes resulted in income before taxes of $37,850,000 for the 1997 quarter, a 44% increase from the comparable 1996 quarter. Net income for the period increased by $8,290,000 or 43.6%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

At June 30, 1997, $1.6 billion in total assets were comprised of the following:
66.1% cash and investments, 20.1% net reinsurance recoverables, 4.8% premiums receivable, 2.6% home office building and equipment, 4.7% deferred expenses (federal income taxes and policy acquisition costs), and 2.2% other assets.

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

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1997:

                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                    -----            -------------        ---------
                                                         (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
          of $34,201)                         $509,298             $509,298             54.8%
AA/Aa                                          150,400              150,400             16.2
A/A                                            201,290              201,290             21.7
BBB/Baa                                         63,385               63,385              6.8
All other                                        5,344                5,344              0.5
                                            ----------           ----------          -------

          Total                               $929,717             $929,717            100.0%
                                              ========             ========            =====


Cash flow generated from operations for the six-month periods ended June 30, 1997 and 1996 was $48 million, and $93 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to its shareholders. Cash dividends declared in the six-month periods ended June 30, 1997 and 1996 were $3,962,000 and $3,448,000 respectively

On June 3, 1997, the Company obtained a five-year $100,000,000 revolving loan credit facility from DeutscheBank AG, New York Branch and/or Cayman Islands Branch, from which it borrowed $62,000,000 at an initial floating interest rate of 6.04%, based upon Eurodollar interest rates, payable quarterly, to fund a portion of the $92,000,000 purchase price for Lyndon.

Reinsurance

Frontier has entered into a stop loss reinsurance contract with Centre Reinsurance Company of New York ("Centre Re") for 1995 and future years. Under the terms of the agreement, Centre Re provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all lines of business except bail, customs, license and permit, and miscellaneous surety bonds prior to 1997. During the first quarter of 1997, the Company elected to include license and permit bonds, fidelity bonds and certain other miscellaneous surety bonds in the net premiums earned ceded under the contract. The loss and LAE ratio above which the reinsurance provides coverage is 65% and 64% for accident years 1996 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. During the first quarter 1997 and 1996, the Company ceded 13.0% and 13.5% of the earned premiums from the covered lines of business to Centre Re, respectively.

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

Shareholder Litigation

The Company is a defendant in a class action alleging violations of federal securities laws by the Company and certain of its officers and directors. The complaint relates to the Company's November 5, 1994 announcement of its third quarter financial results and alleges that the Company previously had omitted and/or misrepresented material facts with respect to its earnings and profits. The Company believes the suit is without merit and has retained special legal counsel to contest the suit vigorously and believes that the Company's exposure to liability under such lawsuit, if any, would not have a material adverse effect on the Company's financial condition.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           On May 22, 1997, the shareholders of the Company held their annual meeting in Rock Hill, New York. The shareholders of 12,514,592 shares of Common Stock were present or represented by proxy and, accordingly, a quorom was present and matters were voted upon as follows:

           a.    The following persons were elected directors of the Company:


                                              Votes                    Votes
                                                For (1)             Withheld (1)
                                            -----------             ------------

                Walter A. Rhulen            12,503,039                 11,553
                Peter L. Rhulen             12,503,039                 11,553
                Lawrence E. O'brien         12,503,039                 11,553
                Douglas C.  Moat            12,503,039                 11,553
                Alan Gerry                  12,503,039                 11,553
                Harry W. Rhulen             12,503,039                 11,553


           b. The vote to ratify the reappointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997, also passed. Votes totaling 12,502,293 were in favor of the ratification, 8,674 were against, and 3,625 shares abstained.

                (1) Not adjusted for 2:1 Common Stock split effected on July 21,
                    1997.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           a.   Exhibits.

                (11)  Computaton of Per Share Earning
                (27)  Financial Data Schedule

           b.   Reports on Form 8-K.

                On June 18, 1997, the Company filed a report on Form 8-K reporting its acquisition of Lyndon Property Insurance Company and its subsidiaries on June 3, 1996. On July 16, 1997, the Company filed a report on Form 8-K/A-1 amending the report on Form 8-K to provide audited consolidated financial statements of Lyndon as of December 31, 1996 and 1995 and for each of the three years then ended (with report of independent auditors thereon) and unaudited interim consolidated financials statements as of March 31, 1997 and for the three months ended March 31, 1996, together with an unaudited pro forma consolidated balance sheet as of March 31, 1997 and pro forma consolidated statements of income for the three months ended December 31, 1996, with notes thereto.

                On August 5, 1997, the Company filed a report on form 8-K, announcing its unaudited results for the quarter and six months ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 1997             Frontier Insurance Group, Inc.
                                  ------------------------------
                                             (Registrant)





                           By:    /s/ Mark H. Mishler
                                  ______________________________________________
                                  Mark H. Mishler
                                  Vice President - Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)