Form 10-Q
period 1997-09-30
FRONTIER INSURANCE GROUP INC
filed 1997-11-14
CIK 797496

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 1997

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

                      [x] Yes                    [  ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 12, 1997 was 34,017,287.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                               Page 1 of 18 pages

                         FRONTIER INSURANCE GROUP, INC.





                                      INDEX                                                PAGE
                                      -----                                                ----

PART I -  FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at
                September 30, 1997 (Unaudited) and December 31, 1996...................      3-4

                Consolidated Statements of Income (Unaudited) for
                the Three Months and Nine Months  Ended September 30, 1997 and 1996 ...       5

                Consolidated Statements of Cash Flows (Unaudited)
                for the Nine Months Ended September 30, 1997 and 1996..................        6

                Notes to Consolidated Financial Statements (Unaudited).................      7-9

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................    10-16


PART II -  OTHER INFORMATION

    Item 1.     Legal Proceedings......................................................       17

    Item 2.     Changes in Securities..................................................       17

    Item 3.     Defaults upon Senior Securities........................................       17

    Item 4.     Submission of Matters to a Vote of Security Holders....................       17

    Item 5.     Other Information......................................................       17

    Item 6.     Exhibits and Reports on Form 8-K.......................................       17

    Signature   .......................................................................       18


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)



                                                                             September 30,   December 31,
                                                                                 1997           1996
                                                                            ------------     ------------
                                                                              (Unaudited)

Investments:
Securities, available for sale--at fair value:
    Fixed maturities (amortized cost: 1997--$950,015; 1996--$680,281)        $  969,121        $  685,277
    Equity securities (cost: 1997--$28,998; 1996--$13,871);                      34,915            16,271
Short-term investments                                                          177,758           133,835
Other investments                                                                12,467             2,937
                                                                             ----------        ----------
    TOTAL INVESTMENTS                                                         1,194,261           838,320

Cash                                                                              3,234             8,332
Agents' balances due, less allowances for doubtful accounts
  (1997--$2,250; 1996--$2,225)                                                   55,274            50,558
Premiums receivable from insureds, less allowances
   for doubtful accounts (1997--$55; 1996--$60)                                  36,005            26,225
Net reinsurance recoverables less allowances for
   possible uncollectible amounts (1997--$464; 1996--$517)                      349,259           192,569
Accrued investment income                                                        13,258             9,364
Federal income taxes recoverable                                                  3,107             3,987
Deferred policy acquisition costs                                                49,510            32,871
Deferred federal income tax asset                                                22,390            27,620
Home office building, property and equipment--at cost,
  less accumulated depreciation and amortization
  (1997-14,060; 1996--$11,184)                                                   44,884            37,167
Intangible assets, less accumulated amortization
  (1997--5,088; 1996--$3,808)                                                    12,837            11,738
Other assets                                                                     38,585             7,656
                                                                             ----------        ----------
        TOTAL ASSETS                                                         $1,822,604        $1,246,407
                                                                             ==========        ==========


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS--Continued


                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                                  September 30,     December 31,
                                                                      1997              1996
                                                                   ----------      ------------
                                                                   (Unaudited)

LIABILITIES
  Policy liabilities:
    Unpaid losses                                                   $ 530,309       $   429,506
    Unpaid loss adjustment expenses                                   116,134           109,567
    Unearned premiums                                                 398,293           185,728
                                                                   ----------      ------------
        TOTAL POLICY LIABILITIES                                    1,044,736           724,801
  Funds withheld under reinsurance contracts                           94,552            64,065
  Cash dividend payable to shareholders                                 2,374             1,904
  Other liabilities                                                    52,268            20,110
                                                                  -----------       -----------
    TOTAL LIABILITIES                                               1,193,930           810,880


COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE  SUBORDINATED
DEBENTURES                                                            166,643           166,953

SHAREHOLDERS' EQUITY--
  Preferred Stock, par value $.01 per share;
     authorized and unissued--1,000,000 shares
  Common Stock, par value $.01 per share
     (shares authorized:  50,000,000,
     shares  issued:  1997--34,002,844;1996--29,379,104)                  340               147
  Additional paid-in capital                                          367,853           221,984
  Net unrealized gains                                                 16,598             4,807
  Retained earnings                                                    78,022            42,424
                                                                 ------------     -------------
    SUBTOTAL                                                          462,813           269,362
  Less treasury stock--at cost (1997--90,450; 1996--91,080
    shares)                                                               782               788
                                                                 ------------     -------------
       TOTAL SHAREHOLDERS' EQUITY                                     462,031           268,574
                                                                  -----------      ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,822,604        $1,246,407
                                                                   ==========        ==========

Book value per share                                                   $11.58             $9.14
                                                                       ======             =====




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)



                                                     Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                              -------------------------      -----------------------
                                                 1997            1996          1997           1996
                                                 ----            ----          ----           ----

REVENUES
  Premiums written                              $189,715       $123,202      $424,697      $283,028
  Premiums ceded                                 (68,201)       (22,525)     (134,724)      (48,999)
                                              ----------      ----------     ---------    ---------
         NET PREMIUMS WRITTEN                    121,514        100,677       289,973       234,029
   Increase in net unearned premiums             (18,298)       (30,050)      (32,933)      (39,260)
                                              ----------      ----------     ---------    ---------
         NET PREMIUMS EARNED                     103,216         70,327       257,040       194,769
  Net Investment income                           14,555          9,650        39,273        26,024
  Realized capital gains                             231           (221)        1,446         1,084
                                              ----------      ----------     ---------    ---------
         TOTAL NET INVESTMENT INCOME              14,786          9,429        40,719        27,108
  Gross claims adjusting income                                       9                          46
                                              ----------      ----------     ---------    ---------
         TOTAL REVENUES                          118,002         79,765       297,759       221,923

EXPENSES
    Losses                                        39,973         30,420        97,194        87,336
    Loss adjustment expenses                      15,657         11,623        40,145        30,351
    Amortization of policy acquisition costs      21,075         14,461        56,986        42,172
    Underwriting and other expenses               16,583          9,018        35,008        20,656
    Minority interest in income of
         consolidated subsidiary trust             2,725                        8,116
    Interest expense                                 515            529           986         1,409
                                              ----------      ----------     ---------    ---------
    TOTAL EXPENSES                                96,528         66,051       238,435       181,924

INCOME BEFORE INCOME TAXES                        21,474         13,714        59,324        39,999

INCOME TAXES
    State                                            479            (45)          889           502
    Federal                                        6,237          4,246        16,354        10,951
                                              ----------      ----------     ---------    ---------
         TOTAL INCOME TAXES                        6,716          4,201        17,243        11,453
                                              ----------      ----------     ---------    ---------

         NET INCOME                              $14,758         $9,513       $42,081       $28,546
                                              ==========      ==========     =========    =========

PER SHARE DATA:
    Primary earnings per common share               $.47           $.33         $1.40          $.99
                                                    ====           ====         =====          ====
    Fully diluted earnings per common share         $.42           $.33         $1.26          $.99
                                                    ====           ====         =====          ====

WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING (in thousands):
    Primary                                       31,683         28,872        30,130        28,748
    Fully diluted                                 39,041         28,872        37,488        28,748




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                               Nine Months
                                                                           Ended September 30,
                                                                      ----------------------------
                                                                         1997               1996
                                                                         ----               ----
OPERATING ACTIVITIES
  Net income                                                          $  42,081           $  28,546
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                                   92,749             209,711
        Increase in reinsurance balances                                (57,642)            (58,545)
        Increase in agents' balances and premiums receivable            (16,565)            (26,905)
        Increase in deferred policy acquisition costs                   (16,639)             (9,891)
        Decrease (increase) in accrued investment income                    171                (324)
        Deferred income tax expense                                       8,824
        Depreciation and amortization                                     3,875               2,497
        Realized capital gains                                           (1,446)             (1,018)
        Other                                                            29,708              (1,179)
                                                                      ---------            --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      85,116             142,892

INVESTING ACTIVITIES
  Proceeds from sales of fixed maturities available-for-sale             50,839              84,955
  Proceeds from calls, paydowns and maturities of fixed maturities
     available-for-sale                                                  71,754             160,917
  Proceeds from sales of equity securities                               13,458
  Purchases of securities                                              (223,153)           (361,933)
  Purchase of wholly-owned subsidiary, net of cash acquired             (89,056)
  Net purchases of short-term investments                               (33,987)            (11,921)
  Additions and improvements to home office building                     (6,985)
  Purchases of property and equipment                                    (3,609)             (8,772)
  Other                                                                  (9,530)            (10,091)
                                                                      ---------            --------
          NET CASH USED IN INVESTING ACTIVITIES                        (230,269)           (146,845)

FINANCING ACTIVITIES
  Proceeds from borrowings                                               62,000               7,100
  Repayment of borrowings                                               (62,000)
  Cash dividends paid                                                    (5,866)             (5,010)
  Issuance of common stock                                              145,901               9,113
  Reissuance of treasury stock                                               20
                                                                      ---------            --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     140,055              11,203

          (DECREASE) INCREASE IN CASH                                    (5,098)              7,250

          CASH AT BEGINNING OF YEAR                                       8,332               5,115
                                                                      ---------            --------

          CASH AT END OF PERIOD                                       $   3,234            $ 12,365


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows:

   Declaration      Record       Payment             Type of            Cash        Number of
       Date          Date          Date              Dividend           Paid     Shares Issued
   -----------      ------       -------             --------           ----     -------------
    05/23/96       06/28/96     07/19/96       10% stock                   11(1)   2,622,356
    05/23/96       06/28/96     07/19/96       $.065 per share cash    $1,875            N/A
    08/15/96       09/30/96     10/18/96       $.065 per share cash    $1,903            N/A
    11/21/96       12/27/96     01/14/97       $.065 per share cash    $1,904            N/A
    02/27/97       03/24/97     04/18/97       $.065 per share cash    $1,905            N/A
    05/22/97       06/30/97     07/21/97       100% stock                 N/A        14,735,962
    05/22/97       06/30/97     07/21/97       $.07 per share cash     $2,057            N/A
    08/14/97       09/30/97     10/17/97       $.07 per share cash     $2,374            N/A


    (1) Cash in lieu of fractional shares.

4. At September 30, 1997, options to purchase 896,598 shares of Common Stock, at per share exercise prices ranging from $9.43 to $26.69, were outstanding, compared to options to purchase 560,600 shares of Common Stock, at per share exercise prices ranging from $9.43 to $15.40, outstanding at September 30, 1996 under the Company's stock option plans (the "Plans"). Options to purchase 240,675 and 217,426 shares of Common Stock were exercisable at September 30,1997 and September 30,1996, respectively, under the Plans.

    During 1993, the Company granted the President and Chairman of the Board, and a Vice President , separate stock options outside of the Plans to purchase 825,000 and 148,500 shares, respectively, of the Company's Common Stock at $22.73 per share at any time through December 31, 1999, which options were outstanding at September 30, 1997.

    The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended September 30, 1997 and 1996, such earned commissions accrued were $506,000 and $171,000, respectively. During the nine months ended September 30, 1997 and 1996, such earned commissions accrued were $419,000 and $69,000, respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:

                                       September 30, 1997    December 31, 1996
                                       ------------------    ------------------
                                                   (in thousands)
     Ceded paid losses recoverable           $ 15,401             $  7,519
     Ceded unpaid losses and LAE              270,305              165,467
     Ceded unearned premiums                   97,973               32,403
     Ceded reinsurance payable                (34,420)             (12,820)
                                             --------             --------
          TOTAL                              $349,259             $192,569
                                             ========             ========


     The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                              1997                    1996
                                              ----                    ----
                                                   (in thousands)
     Ceded premiums earned                   $131,571               $45,791
     Ceded incurred losses                     89,865               $12,018
     Ceded incurred LAE                        17,390               $ 3,246


    The effect of reinsurance on premiums written and earned at September 30, 1997 and 1996 was as follows:

                                                 Nine Months Ended September 30,
                                     ------------------------------------------------------------
                                             1997                                  1996
                                            Premiums                             Premiums
                                     ----------------------               ------------------------
                                      Written        Earned               Written         Earned
                                     --------        ------               -------         ------
                                                           (in thousands)

    Direct                           $410,931       $371,941              $278,093        $235,314
    Assumed                            13,766         16,670                 4,934           5,246
    Ceded                            (134,724)      (131,571)              (48,998)        (45,791)
                                     --------       --------            ----------      ----------
    Net                              $289,973       $257,040              $234,029        $194,769
                                     ========       ========              ========        ========


7. In the first quarter of 1997, the Company adopted Financial Accounting Standards Board Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"), which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The adoption excluded the provisions that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral, which will be adopted in 1998 pursuant to the proposed amendment. The adoption of FASB 125 did not have a material impact to the Company's financial position or results of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share in either of the quarters ended September 30, 1997 or 1996. The impact on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                        Three Months                 Percent
                                                     Ended September 30,              Change
                                                 -----------------------             -------
                                                     1997          1996
                                                     ----          ----
                                                             (dollar amounts in thousands)
Net Premiums Earned:
   General liability                             $  29,713     $  20,776               43.0
   Medical malpractice                              27,101        28,396               (4.6)
   Surety                                           13,483        12,692                6.2
   Commercial earthquake                             1,481         2,327              (36.4)
   Workers' compensation                             2,113           768              175.1
   Specialty personal lines                         11,913           410            2,805.6
   Credit related products                          11,430                              N/A
   Other                                             5,982         4,958               20.7
                                                  --------      --------
     Total                                        $103,216      $ 70,327               46.8
                                                  ========      ========


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio     GAAP Combined Ratio
                                            ------------------------     -------------------
                                                  Three Months                Three Months
                                               Ended September 30,         Ended September 30,
                                            ------------------------     ---------------------
                                               1997          1996           1997          1996
                                               ----          ----           ----          ----
Losses                                        38.7%         43.3%           38.7%         43.3%
Loss adjustment expenses (LAE)                15.2          15.2            15.2          16.5
                                              ----          ----            ----          ----
Losses and LAE                                53.9          58.5            53.9          59.8
Acquisition, underwriting, interest, and
  other expenses                              33.6          30.3            36.5          33.3
                                              ----          ----            ----          ----
Total combined ratio                          87.5%         88.8%           90.4%         93.1%
                                              ====          ====            ====          ====



A variety of factors accounted for the 46.8% growth in net premiums earned, the principal factors being increases in the Company's core and new program business, and the acquisitions of Lyndon Property Insurance Company (June 1997), United Capitol Holding Company (May 1996) and Regency Insurance Company (September 1996). These increases were partially offset by (i) a decrease in the workers' compensation component of the social services programs due to price competition, and (ii) decreases in medical malpractice as a result of a loss of business due to the effects of rate increases in Florida, and the reclassification of certain medical malpractice business to the general liability line of business and (iii) a decrease in commercial earthquake insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Net premiums earned in medical malpractice decreased due to the loss of medical malpractice business as a result of rate increases in Florida and the reclassification of certain medical malpractice business to the general liability line of business which more than offset the increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois and growth in the dental program endorsed by the Academy of General Dentistry.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services programs, artisans contractor program, demolition contractors, and excess employers' liability, and as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

Growth in surety net premiums earned was primarily attributable to expanded writings of license and permit bonds, small contractors bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line increased primarily as a result of increases in the alternative risk program which the Company initiated in 1996, partially offset by decreases in the specialty niche programs for cotton gins and feed lots and decreases in social services programs due to price competition.

Net premiums earned for the commercial earthquake program decreased primarily due to the planned decrease in this line of business and increased ceded premiums associated with the purchase of additional reinsurance.

Net premiums earned for the specialty personal lines increased due to increased volume in the mobile homeowners program and the non-standard auto physical business as a result of the acquisition of Lyndon and Regency.

Net premiums earned for the credit related products increased as a result of the acquisition of Lyndon.

Net investment income before realized capital gains and losses increased 49.3% due principally to increases in invested assets resulting from the Common Stock offering in August 1997, the Convertible Trust Originated Preferred Securities ("Convertible TOPrS") offering in October 1996, cash inflow from regular operations, and the contribution to net investment income by United Capitol, Lyndon and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 56.8% due to the aforementioned increase in net investment income and an increase in realized capital gains of 204.5%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.3%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8%.

Gross claims adjusting income has been eliminated as a separate item as claims adjusting services provided to outside companies have essentially been eliminated.

Total revenues increased 47.9% as a result of the above.

Total expenses increased by 46.1% compared to the 47.9% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 32.3% rate as a result of a 31.4% decrease in losses and a 34.7% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the aggregate excess of loss reinsurance contract which provides coverage for losses and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which, together, resulted in a loss and LAE component of the GAAP Combined Ratio
5.9 percentage points lower than in the comparable 1996 period. The 60.3% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses associated with Lyndon, United Capitol and Regency partially offset by the $1,739,000 recognition of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The $14,000 decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996, partially offset by the interest expense associated with the draw-down from a revolving credit facility that the Company obtained on September 3, 1997. The Company also incurred approximately $2,725,000 of expenses in the 1997 quarter, associated with the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned , the non-claim component was 3.1 percentage points higher than in the comparable 1996 period. The total GAAP Combined Ratio decreased by 2.7 percentage points to 90.4 as a result of the above.

The foregoing changes resulted in income before taxes of $21,400,000 for the 1997 quarter, a 56.6% increase over the comparable 1996 quarter. Net income for the period increased by $5,200,000 or 55.1%.

Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                        Nine Months                  Percent
                                                     Ended September 30,              Change
                                                    ---------------------            --------
                                                     1997          1996
                                                     ----          ----
                                                          (dollar amounts in thousands)
Net Premiums Earned:
   General liability                              $ 80,500      $ 55,014               46.3
   Medical malpractice                              80,845        80,385                0.6
   Surety                                           40,497        37,021                9.4
   Commercial earthquake                             6,181         6,163                0.3
   Workers' compensation                             3,606         5,981              (39.7)
   Specialty personal lines                         18,019           906            1,888.9
   Credit related products                          14,286                              N/A
   Other                                            13,106         9,299               40.9
                                                  --------      --------
     Total                                        $257,040      $194,769               32.0
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                            Statutory Combined Ratio     GAAP Combined Ratio
                                            ------------------------     -------------------
                                                       Nine Months Ended September 30,
                                            -------------------------------------------------
                                               1997          1996           1997         1996
                                             --------      --------       --------     ------

Losses                                        37.8%         44.8%           37.8%      44.8%
Loss adjustment expenses (LAE)                15.6          14.5            15.6        15.6
                                              ----          ----            ----        ----
Losses and LAE                                53.4          59.3            53.4        60.4
Acquisition, underwriting, and
  other expenses                              35.0          31.3            35.8        32.3
                                              ----          ----            ----        ----
    Total combined ratio                      88.4%         90.6%           89.2%       92.7%
                                              ====          ====            ====        ====


A variety of factors accounted for the 32.0% growth in net premiums earned, the principal factor being increases in the Company's core and new program business and as a result of the acquisitions of Lyndon, United Capitol and Regency. This increase was partially offset by (i) a decrease in workers' compensation, particularly the cotton gin program that the Company discontinued during 1996,
(ii) a decrease in the workers' compensation component of the social services programs due to price competition, and (iii) to a loss of medical malpractice business due to the effects of rate increases in Florida.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services programs, artisans contractor program, demolition contractors, and excess employers' liability, and, as a result of the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois and growth in the dental program endorsed by the Academy of General Dentistry, partially offset by decreases from the loss of business due to the effect of rate increases in Florida and from the reclassification of certain medical malpractice business to the general liability line of business.

Growth in surety net premiums earned was primarily attributable to expanded writings of license and permit bonds, small contractors' bonds and miscellaneous bonds.

Net premiums earned for the commercial earthquake program increased marginally due to an increase in the number of policies written in 1996 which are earned pro rata in 1997, partially offset by the planned decrease in this line of business.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche programs for cotton gins and feed lots and in social services programs due to price competition partially offset by increases in the alternative risk program which the Company initiated in 1996.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage business as a result of the acquisition of Lyndon and Regency.

Net premiums earned for the credit related products increased as a result of the acquisition of Lyndon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Net investment income before realized capital gains and losses increased 50.9% due principally to increases in invested assets resulting from the proceeds of the Common Stock offering in August 1997, the Convertible Trust Originated Preferred Securities ("Convertible TOPrS") offering in October 1996, cash inflow from regular operations, and the contribution to net investment income by Lyndon, United Capitol and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 50.2% due to the aforementioned increase in net investment income, partially offset by a decrease in realized capital gains of 33.4%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.3%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8%.

Gross claims adjusting income has been eliminated as a separate item as claims adjusting services provided to outside companies have essentially been eliminated.

Total revenues increased 34.2% as a result of the above.

Total expenses increased by 31.1% compared to the 32.0% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 16.7% rate as a result of a 11.3% increase in losses and a 32.3% increase in LAE. The increase in losses and LAE was disproportionate to that of net earned premiums due to the recognition of reserve redundancies in the general liability line of business and to the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which, together, resulted in a loss and LAE component of the GAAP Combined Ratio 7.0 percentage points lower than in the comparable 1996 period. The 32.3% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses. The 3.5% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses associated with Lyndon, United Capitol and Regency partially offset by the recognition of $5,217,000 of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The 30.0% decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996, partially offset by the interest expense associated with the draw-down from a revolving credit facility that the Company obtained on June 3, 1997. The Company also incurred approximately $8,116,000 of expenses in the 1997 nine-month period associated with the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 3.5 percentage points higher than in the comparable
1996 period. The total GAAP Combined Ratio decreased by 3.5 percentage points to 89.2% as a result of the above.

The foregoing changes resulted in income before taxes of $59,324,000 for the 1997 quarter, a 48.3% increase from the comparable 1996 quarter. Net income for the period increased by $13,625,000 or 47.4%.

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

At September 30, 1997, $1.8 billion in total assets were comprised of the following: 65.7% cash and investments, 19.2% net reinsurance recoverables, 5.0% premiums receivable, 2.5% home office building and equipment, 3.9% deferred expenses (federal income taxes and policy acquisition costs), and 3.7% other assets.

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

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1997:

                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                   ------            -------------        ----------
                                                         (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
          of $37,914)                         $527,497             $527,497             54.4%
AA/Aa                                          162,135              162,135             16.7
A/A                                            203,815              203,815             21.0
BBB/Baa                                         68,605               68,605              7.1
All other                                        7,069                7,069               .8
                                              --------             --------            -----
          Total                               $969,121             $969,121            100.0%
                                              ========             ========            =====

Cash flow generated from operations for the nine-month periods ended September 30, 1997 and 1996 was $85,116,000 and $142,892,000, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to its shareholders. Cash dividends declared in the nine-month periods ended September 30, 1997 and 1996 were $5,866,000 and $5,010,000 respectively.

On June 3, 1997, the Company obtained a five-year $100,000,000 revolving loan credit facility from Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, from which it borrowed $62,000,000 at an initial floating interest rate of 6.04%, based upon Eurodollar interest rates, payable quarterly, to fund a portion of the $92,000,000 purchase price for Lyndon. On August 21, 1997, the company repaid the credit facility.

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

Litigation with the State of New York

In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes the above-referenced decisions are controlling precedents and that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursements of certain claims previously paid; accordingly, effective September 30 , 1996 and December 31, 1995, Frontier recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           On October 23, 1997, the Company announced that it executed definitive agreements to acquire Accel Life Insurance Company, Dublin International Limited, Acceleration National Service Corporation and the extended service contract business of Acceleration National Insurance Company from Accel International Corporation.

           On October 7, 1997, the Company announced that it executed a definitive agreement to acquire Western Indemnity Insurance Company and its affiliate, Professional Risk Management Services of Texas, Inc., from the Galtney Group, Inc.

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits.
              (11) Computations or Per Share Earnings
              (27) Financial Data Schedule

           b. Reports on Form 8-K.
              None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 1997              Frontier Insurance Group, Inc.
                                     ------------------------------
                                             (Registrant)

                               By:   /s/ Mark H. Mishler
                                     ---------------------------------
                                     Mark H. Mishler
                                     Vice President - Treasurer and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer and Duly Authorized
                                     Officer)

FRONTIER INSURANCE GROUP, INC.       1996 FORM 10-K                   EXHIBIT 11

                        Computation of Per Share Earnings
                 (in thousands, except per share dollar amounts)

                                                     Three Months                    Nine Months
                                                 Ended September 30,            Ended September 30,
Primary earnings per share:                          1997        1996             1997         1996
                                                 -----------  ----------       ---------     ------

Net Income                                        $ 14,758     $ 9,513          $42,081      $28,546
                                                  ========     =======          =======      =======
Weighted average shares of
  common stock outstanding (1)                      31,683      28,872           30,130       28,748
                                                    ======      ======           ======       ======
Net income per share of
  common stock outstanding (1)                        $.47        $.33            $1.40         $.99
                                                      ====        ====            =====         ====
Fully diluted earnings per share:

Net Income                                         $16,529      $9,513          $47,356      $28,546
                                                   =======      ======          =======      =======
Weighted average shares of
  common stock and common stock
  equivalents outstanding (1)                       39,041      28,872           37,488       28,748
                                                    ======      ======           ======       ======
Net income per share of
  common stock and common stock
   equivalents outstanding (1)                        $.42        $.33            $1.26         $.99
                                                      ====        ====            =====         ====


------------------
(1) Weighted average shares of common stock outstanding have been adjusted to give effect to the Company's common stock dividends and a 3-for-2 stock split. Accordingly, net income per share of common stock has been adjusted.