Form 10-K
period 1997-12-31
FRONTIER INSURANCE GROUP INC
filed 1998-04-01
CIK 797496

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

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

            [x] Yes                                       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $734,141,499 on March 18, 1998, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 18, 1998, was 34,025,631.

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

                               ------------------

                                     PART I

Item 1.  Business.

General

The Company is an insurance holding company which, through its direct or indirect wholly-owned subsidiaries, Frontier Insurance Company ("Frontier Insurance"), Medical Professional Liability Agency, Ltd. ("Med Pro"), Pioneer Claim Management, Inc. ("Pioneer"), Frontier Pacific Insurance Company ("Frontier Pacific," formerly Contractors' Surety Company), Spencer Douglass Insurance Associates ("SDIA"), United Capitol Holding Company ("United Capitol Holding"), United Capitol Insurance Company ("United Capitol"), Olympic Underwriting Managers, Inc. ("Olympic"), Fischer Underwriting Group, Inc. ("Fischer"), Environmental & Commercial Insurance Agency, Inc. ("ECI"), Regency Financial Corporation ("Regency Financial"), Regency Insurance Company ("Regency") and Emrol Installment Premium Discount, Inc. ("Emrol"), Lyndon Insurance Group, Inc. ("Lyndon"), Lyndon Property Insurance Company ("Lyndon Property"), Lyndon Life Insurance Company ("Lyndon Life"), Gulfco Life Insurance Company ("Gulfco"), Lyndon Southern Insurance Company ("Lyndon Southern"), Lyndon General Agency ("Lyndon Agency") and Twin Mercury Life Insurance Company ("Twin Mercury"), (Western Indemnity Insurance Company ("Western"), and its 50% ownership of Douglass/Frontier LLC ("Douglass/Frontier"), and Ward Insurance Services ("Ward"), respectively, conducts business as a specialty insurer and reinsurer, and performs claims adjusting and management services. Frontier Insurance, the Company's principal property/casualty insurance company subsidiary, was acquired by the Company in April 1986. Med Pro, which underwrites the majority of the Company's medical and dental malpractice programs, was acquired by the Company in June 1987. Pioneer, which performs claims adjusting and claims management services for the Company's insurance lines, was organized and commenced business in October 1989 as the successor to a claims adjusting company. Frontier Pacific, the Company's California property/casualty insurance company subsidiary, was acquired by Frontier Insurance in October 1991 and changed its name from Contractors' Surety
Company in September 1993. SDIA was acquired by the Company in April 1994 and is involved in placing and servicing license and permit bond business in California and other western states. Douglass/Frontier was formed as a joint venture (unconsolidated) in May 1995 and is involved in placing and servicing bail bond business. United Capitol Holding, which was acquired by Frontier Insurance in May 1996, through its subsidiaries, United Capitol, Olympic and Fischer, conducts business as an excess and surplus lines property/casualty insurer providing environmental and pollution liability coverages, and as an underwriting management company for directors' and officers' liability and property coverages. Regency Financial was organized by the Company in June 1996 to acquire Regency, a non-standard automobile insurer and Emrol, a premium finance company, which were so acquired in September 1996. In February 1996, the Company acquired a 33% ownership interest in Townsquare Title Insurance Services, which owns United General Title Insurance Company ("United General"). In October 1996, the Company formed Frontier Financing Trust, a Delaware statutory business trust, for the sole purpose of issuing certain convertible preferred securities and investing the proceeds thereof in an equivalent amount of convertible subordinated debentures of the Company. The financial statements of Frontier Financing Trust have been consolidated with those of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and NOTE N of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. Ward was formed as a joint venture (unconsolidated) in 1997 and is involved in placing non-standard auto business in California. In April 1997, the Company acquired a 19.9% ownership interest in Tera Mar Insurance Company, a non-controlled foreign company, domiciled in the Cayman Islands. In July 1997, the Company acquired a 25% ownership interest in American Country Holdings (unconsolidated) which owns American Country Insurance Company. Also, in July 1997, the Company acquired Lyndon, which, through its subsidiaries provides credit-related and specialty insurance products for financial institutions. In December 1997, the Company acquired Western which is a specialty property/ casualty carrier in the health care area, writing both physician and hospital coverages. Also, in December 1997, the Company acquired ECI , an underwriting manager of environmental and omissions and construction specialties.

The Company's business strategy is to achieve an underwriting profit by identifying niche markets and specialty insurance programs which it believes afford favorable opportunities for profitability due to (i) limited potential competition and (ii) the Company's innovative underwriting and value added services, including coverage enhancements, risk management, loss control and specialized claims management.

The Company currently underwrites in excess of 140 specialty insurance programs, including (i) general liability, (ii) malpractice insurance for physicians, dentists, psychiatrists, chiropractors and hospitals, (iii) surety (performance bonds, bail bonds, customs bonds and license and permit bonds), (iv) specialty personal lines, (v) credit related products, (vi) worker's compensation,
(vii) commercial earthquake and (viii) other miscellaneous lines. The Company's alternative risk division underwrites excess workers compensation and excess medical stop loss coverages, and provides custom designed insurance programs through captive and rent-a-captive facilities for both the Company's workers' compensation and other insurance lines.

Frontier Insurance is licensed as a property and casualty insurer in 50 states, the District of Columbia, Puerto Rico and the Virgin Islands, Frontier Pacific is licensed as a property and casualty insurer in California, New York and Nevada, United Capitol is licensed as a property and casualty writer in Arizona and Wisconsin and is an approved excess and surplus lines insurer in 48 states, Regency is licensed as a property and casualty writer in North Carolina and South Carolina, Lyndon Property Insurance Company ("Lyndon Property") is licensed as a property and casualty insurer in 47 states and the District of Columbia, and Lyndon Life Insurance Company ("Lyndon Life") is licensed as a life insurer in 48 states, District of Columbia, Guam and the Virgin Islands. Western is licensed as a property and casualty insurer in 6 states. Frontier Insurance, Frontier Pacific, United Capitol and Regency currently are rated A-(Excellent) by A.M. Best Company, Inc. ("A.M. Best"), and Standard & Poor's Insurance Rating Services ("S & P") has given Frontier Insurance, Frontier Pacific and Lyndon Property an Insurer Claims-Paying Ability Rating of A+
(Good). Lyndon Property and Lyndon Life currently are rated B++ (Very Good) by A.M. Best. A.M. Best's and S & P's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

The following chart provides examples of typical niche markets/programs underwritten by the Company for specific types of customers:


Customer Type                      Coverage/Line of Business              Hypothetical Claim
-------------                      -------------------------              ------------------
Doctors and dentists               professional liability                 patient injured

Borrowers of financial             credit related property                damage to property taken
institutions                                                              as collateral

Social service agencies            professional liability,                client sues agency or
                                   general liability, fire                professional

Crane operators                    general liability                      crane damages a third
                                                                          parties property

Alarm installers                   general liability                      house is burglarized
                                                                          through faulty alarm installation

Small-construction contractors     surety bonds                           electrician or plumber
                                                                          fails to complete job

Self-Insured employers             excess workers' compensation/          workers' compensation loss
                                   employer's liability                   exceeds employer's self-insured
                                                                          retention

Importers                          customs bonds                          importer fails to pay duty

Commercial property owners         earthquake (difference in conditions)  earthquake damages to building or disrupts operations

Insurance Lines

The following table sets forth the gross and net premiums by principal lines of insurance written by the Company and the related percentages of the total such premiums represented thereby for the year ended December 31, 1997:

                                             Gross Premiums Written         Net Premiums Written
                                             ----------------------         --------------------
                                              Dollars   Percentage          Dollars   Percentage
                                              -------   ----------          -------   ----------
                                                        (dollar amounts in thousands)

General liability                            $170,951       29.1%          $130,517     33.6%
Medical malpractice (including
   dental malpractice and social services)    121,001       20.6            100,404     25.8
Surety                                         76,488       13.0             61,868     15.9
Specialty personal lines                       75,613       12.8             35,070      9.0
Credit related products                        45,454        7.8             12,676      3.3
Workers' compensation                          24,911        4.2              7,346      1.9
Commercial earthquake                          14,688        2.5              7,962      2.0
Other                                          58,529       10.0             33,173      8.5
                                             --------      -----           --------    -----
    Total                                    $587,635      100.0%          $389,016    100.0%
                                             ========      =====           ========    =====

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

Medical Malpractice

The Company commenced underwriting medical malpractice insurance in 1981 under programs developed for physicians with varied practices, which now include part-time physicians, internists, physicians and other health care professionals providing medical services to clients of social service care facilities (mental health, home care, etc.), family practitioners, psychiatrists, chiropractors, dermatologists, and other specialists. Physicians covered under the Company's programs generally must be members of a national, state, or county society for their particular specialty and must limit their practice to such specialty, or be employed by a social services care facility, or be in practice or employed on a part-time basis. The Company has implemented strict underwriting guidelines in an attempt to screen-out undesirable risks and reduce its exposure. Medical malpractice insurance is written by the Company on both an occurrence and a claims made basis predominantly in New York, Illinois, Ohio, Texas, Michigan and through November 30, 1997, Florida. Effective December 1, 1997, the Company sold its Florida medical malpractice business to the holding company of a Florida domiciled insurance company and, subsequent to the sale, will not be underwriting medical malpractice business in Florida. Additionally, the Company underwrites a specialty program for physicians unable to obtain traditional malpractice coverage as a result of excessive malpractice claims, professional disciplinary proceedings and/or drug or alcohol abuse. Coverage under this program is written with a deductible and is priced substantially higher than the Company's standard medical malpractice programs.

At December 31, 1997, approximately 15,500 physicians were insured by the Company, of whom 13,175, or 85%, were physicians who were members of 22 medical associations which endorsed or approved the Company's medical malpractice insurance program, 1,750, or 11.3% were physicians and other health care professionals providing medical services covered by the Company's social services care insurance program, and 575, or 3.2%, were employed as faculty members at medical schools of the State University of New York ("SUNY"). Since December 31, 1990, the number of SUNY physicians insured by the Company has decreased by approximately 455, attributable to increased competition and other factors, including a 1990 decision by the New York State Court of Claims relating to SUNY physicians in favor of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation with the State of New York."

    Dental Malpractice

In August 1987, the Company commenced underwriting dental malpractice insurance for dentists viewed by the Company as preferred risks. Dentists who practice oral surgery or who utilize anesthesia to render their patients unconscious are, among others, not viewed as preferred risks and, accordingly, are not eligible for coverage. As with medical malpractice, the endorsement of related professional organizations is a key element in marketing; the endorsement by the Academy of General Dentistry in 1994 has proven especially beneficial. Dental malpractice is written by the Company predominantly in New York and Ohio.
At December 31, 1997, approximately 6,100 dentists were insured by the Company under its dental malpractice program.

Surety

The Company directly underwrites surety bonds for small contractors, customs bonds, contractor license bonds, bail bonds, license and permit bonds, and workers' compensation bonds for self-insured employers.

Specialty Personal Lines

The Company underwrites personal lines coverage in specialty niches for manufactured housing and non-standard automobile liability and physical damage. Manufactured housing coverage is predominantly written in the southeastern United States, primarily Florida, while non-standard coverage auto is written in California, Florida, Louisiana, Mississippi, North Carolina and Texas. In 1996, the Company began to assume, on a quota share basis, homeowner's insurance underwritten by Omega Insurance Company.

Workers' Compensation

The Company underwrites workers' compensation coverage for jockeys, social services programs and other specialty niches. Additionally, the Company assumes workers' compensation business as a result of its required participation in the National Workers' Compensation Reinsurance Pool and other residual market mechanisms. During 1996, the Company established an alternative risk division and commenced underwriting workers' compensation coverage in conjunction with other programs, generally through a producer partner who assumes first dollar risk through a captive or rent-a-captive vehicle.

Commercial Earthquake

In July 1995, the Company commenced underwriting difference in conditions ("DIC") commercial earthquake policies under an agreement with Associated International Insurance Company ("Associated"), a subsidiary of Gryphon Insurance Group. Pursuant to the agreement, which expired December 31, 1997, the Company and Associated underwrote DIC commercial earthquake policies through a companion carrier facility with combined limits of $7.5 million, with two-thirds of the new and renewal policies being underwritten by Associated and one-third by the Company. Effective January 1, 1998, the Company entered into an agreement with American Custom Insurance Services, Inc., a wholly-owned subsidiary of Great American Insurance Company, to underwrite DIC property/commercial earthquake policies under an arrangement similar to that which the Company had with Associated. The Company's maximum limits under the new program are $5 million per occurrence. Under this arrangement, new and renewal policies produced by American Custom are underwritten by the Company, either on a one-to-one basis, or on a one-half-to-one basis, depending on the location of the risk.

Credit-Related Products

The Company underwrites credit and auto-related insurance for borrowers through financial institutions and auto dealers. Property and casualty insurance products written by the Company include credit property, collateral protection, inventory protection, involuntary unemployment, residual value and extended warranty coverages. In addition, life insurance products written by the Company include credit life and credit accident and health.

Other

The Company underwrites other lines of insurance, including commercial multi-peril, inland marine and ocean marine, property, and excess of loss group accident and health.

Reinsurance

    Reinsurance Assumed

The Company assumes reinsurance under reinsurance treaties and through mandatory participation in various states' residual market pools and reinsurance facilities. As part of its acquisition of Bankers Multiple Line Insurance Company ("BMLIC") realtors' errors and omissions business, the Company reinsures related policies issued by BMLIC until such time as the Company's realtors' errors and omissions program is approved and can be written directly by the Company. In 1996, the Company began to assume, on a quota share basis, mobile homes and homeowners' insurance underwritten by Omega Insurance Company. In January 1997, the Company entered into a series of reinsurance treaties with Vesta Insurance Group and some of its subsidiaries to assume certain property and liability insurance on a quota share basis. In June 1997, the Company began to assume commercial auto liability insurance from Home State County Mutual Company. In August 1995, the Company assumed a quota share portion of a pool of environmental liability policies from Underwriters Reinsurance Company, (the "URC Environmental Policies"); the related treaty currently is in run-off.

    Reinsurance Ceded

Effective January 1, 1995, the Company entered into a coinsured aggregate excess of loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), previously, Centre Reinsurance Company of New York ("Centre Re") covering accident years 1995, 1996 and 1997. Under the terms of the agreement, Zurich N.A. provides reinsurance protection, up to a specified maximum after all applicable underlying reinsurance has been exhausted, for subject losses and allocated LAE in excess of a predetermined ratio of these expenses to subject net premiums earned for a given accident year. The agreement reinsures all lines of business, except the following: mobile home and homeowners' policies effective on or after July 1, 1996, the URC Environmental Policies, medical, dental and social service medical malpractice insurance policies in excess of $1.0 million, realtors' errors and omissions insurance policies, commercial earthquake policies effective on or after January 1, 1996, workers' compensation policies issued by Americomp, alternative risk programs and insurance policies written by Lyndon Property, United Capitol, Regency and prior to January 1, 1997, license and permit surety bonds. The loss and allocated LAE ratio above which the reinsurance provides coverage is 66.0%, 65.0% and 64.0% for accident years 1995, 1996 and 1997, respectively.

Effective July 15, 1995, the Company implemented a reinsurance program for its DIC commercial earthquake policies through a per risk excess loss agreement and four layers of catastrophe reinsurance. The Company retains $50,000 per risk and $2.5 million per occurrence. The catastrophe layers attach at $2.5 million per occurrence and allow for one full reinstatement per year after the limits have been exhausted. The program provides for a maximum ceded loss of $37.5 million per occurrence. Effective January 1, 1997, an additional $10.0 million of catastrophe coverage was added, providing for a maximum ceded loss of $47.5 million.

Effective January 1, 1996, the Company entered into a reinsurance agreement (including clash coverage) with Medical Assurance, Inc., The Doctors' Insurance Company, and Reliance Insurance Company, with respect to its medical malpractice business. Under the terms of the agreement, reinsurance is provided for occurrences involving multiple physicians for $3.0 million in excess of $2.0 million per occurrence, subject to an aggregate of $6.0 million.

Effective July 1, 1996, the Company entered into a catastrophe excess reinsurance program with respect to its mobile home and homeowners' insurance. The program currently is reinsured for $13.5 million in excess of $1.5 million per occurrence.

The Company reinsures selected classes of its surety bond business with NAC Reinsurance Corporation and Transatlantic Reinsurance Company through two excess of loss agreements providing coverage for losses per principal of up to $10.0 million. The Company has a retention of $1.0 million per principal with coinsurance percentages in all excess layers.

Effective April 1, 1997, the Company entered into a 30% quota share reinsurance treaty, on a funds withheld basis, under which it cedes to Alpine Insurance Company ("Alpine") insurance produced by an Alpine affiliate. Effective October 1, 1997, Alpine's participation was increased to 50%.

Effective in 1997, the Company reinsures its environmental liability with various reinsurers through E.W. Blanch and Company.

The Company reinsures its marine, energy and commercial property insurance under multiple layers of excess reinsurance. Coverage is provided up to $9.95 million excess of $50,000 per occurrence, excess of an aggregate retention of $200,000 of loss occurrences in excess of $50,000.

In 1997, the Company implemented a catastrophe reinsurance program for business underwritten by United Capitol, Frontier and Frontier Pacific for coverages other than homeowners' and earthquake.

The majority of the Company's ceded business is reinsured by Zurich N.A., Swiss Reinsurance America Corporation, John Hancock Life Mutual Insurance Co., and its umbrella liability business by Munich American Reinsurance Company. During 1996, the Company reinsured a large workers` compensation program with the Commercial Risk Re-Insurance Company.

Munich American Reinsurance Company is currently rated A+ (Superior), John Hancock Life Mutual Insurance Co. is currently rated A++ (Superior), and Zurich N.A. and Swiss Reinsurance America Corporation are currently rated A (Excellent) by A.M. Best.

The following table is a summary of the maximum amount of loss typically retained and ceded by the Company's insurance subsidiaries as of December 31, 1997 (exclusive of facultative reinsurance and the Zurich N.A. stop loss contract) for the types of coverage indicated:

                                         Maximum Retained Loss          Maximum Ceded Loss
                                             Per Occurrence/              Per Occurrence/
                                             Risk/Principal               Risk/Principal
                                         ---------------------          ------------------
                                                   (dollar amounts in thousands)
Property lines                                $   500                        $14,500
Casualty lines (excluding medical
  malpractice, health specialties,
  and social services)                          1,000                          9,000
Medical malpractice, health
  specialties and social services               1,000 (1)                      5,250
Workers' compensation                           1,000                         49,000
Surety                                          1,000 (3)                      4,000 (3)
Custom bonds                                    7,500 (4)                        N/A
Umbrella liability                              1,000                          4,000
Group accident and health                         450                            550
Excess workers' compensation/
  employers' liability                          1,000 (5)                      9,000 (5)
Earthquake                                      2,500 (2)                     47,500 (2)
Homeowners                                      1,500 (6)                     13,500 (6)
Ocean marine                                      250                          9,750
Directors and officers liability                1,000                          5,250
Commercial auto liability                         250                          1,750
Non-standard auto liability                        25                             75

--------------------

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

(6) Excludes the effects of the Company's 5% retention of $13.5 million of losses in excess of $1.5 million.

Marketing

The Company relies on multiple distribution channels to market its insurance products. Malpractice insurance and license and permit bonds are marketed both directly through Company-owned agencies and by independent brokers and agents. Bail bonds are marketed through a nationwide network of bail bondsmen by a 50%-owned subsidiary of the Company. Sales of the Company's other lines of business are generated primarily by independent insurance agencies and insurance brokerage firms.

The following tables set forth for the three years ended December 31, 1997, the gross and net premiums written produced internally and by independent agencies and brokerage firms, no one of which accounted for more than 5% of such premiums:

                                                      Year Ended December 31
                              ---------------------------------------------------------------------
                                     1997                      1996                    1995
                              -------------------      --------------------     -------------------
                              Premiums   Percent       Premiums    Percent      Premiums   Percent
                              Written    of Total      Written     of Total     Written    of Total
                              --------   --------      --------    --------     --------   --------
                                                   (dollar amounts in thousands)

GROSS PREMIUMS

  Internal                    $ 79,772      13.6%      $ 78,411       19.5%      $ 56,118    21.2%
  All others                   507,863      86.4        324,388       80.5        208,196    78.8
                              --------     -----       --------      -----       --------   -----
  Total                       $587,635     100.0%      $402,799      100.0%      $264,314   100.0%
                              ========     =====       ========      =====       ========   =====

NET PREMIUMS

  Internal                    $ 60,776      15.6%      $ 56,511       18.1%      $ 49,126    22.3%
  All others                   327,083      84.4        255,352       81.9        171,631    77.7
                              --------     -----       --------      -----       --------   -----
  Total                       $389,016     100.0%      $311,863      100.0%      $220,757   100.0%
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

The following table reflects the consolidated statutory loss ratios, expense ratios and combined ratios of the Company's primary property and casualty insurance operating subsidiaries, Frontier Insurance, Frontier Pacific, United Capitol, Regency and, from July and December 1997, Lyndon Property and Western, respectively, determined in accordance with statutory accounting practices, together with the property and casualty industry-wide statutory combined ratios after policyholders' dividends, as compiled by A.M. Best, for the years indicated:

                                                               Year Ended December 31
                                               -----------------------------------------------
                                               1997       1996       1995      1994       1993
                                               ----       ----       ----      -----      -----
Loss ratio                                     65.2%      58.7%      60.0%     69.9%      66.4%
Expense ratio                                  35.7       32.2       31.1      28.2       27.8
                                              -----      -----      -----     -----      -----
Combined ratio                                100.9%      90.9%      91.1%     98.1%      94.2%
                                              =====      =====      =====     =====      =====
Industry combined ratio after
  policyholders' dividends                    101.8%(1)  105.9%     106.4%    108.4%     106.9%
                                              =====      =====      =====     =====      =====

(1) Estimated, actual not available

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

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for Frontier Insurance, Frontier Pacific, United Capitol, Regency, Lyndon Property and Western for the years indicated:

                                                          Year Ended December 31
                                              ------------------------------------------------
                                               1997     1996       1995       1994       1993
                                              ------   ------     ------     ------     ------
                                                         (dollar amounts in thousands)
Frontier Insurance:
  Net premiums written
    during the year                          $275,127  $255,446   $205,614   $179,058  $115,028
  Policyholders' surplus
    at end of year                           $276,390  $262,899   $171,362   $104,871  $101,418
  Ratio                                         .99/1     .97/1     1.20/1     1.71/1    1.13/1

Frontier Pacific:
  Net premiums written
    during the year                           $30,282   $32,040    $15,143     $8,230    $3,791
  Policyholders' surplus
    at end of year                            $31,171   $25,985    $17,155    $16,127   $15,108
  Ratio                                         .97/1    1.23/1      .88/1      .51/1     .25/1

United Capitol:
  Net premiums written
    during the year                           $40,793   $25,930    $10,981    $17,051   $17,708
  Policyholders' surplus
    at end of year                            $60,122   $53,355    $68,026    $61,750   $65,676
  Ratio                                         .68/1     .49/1      .16/1      .28/1     .27/1

Regency:
  Net premiums written
    during the year                            $4,942    $4,489     $4,441     $4,804    $5,587
 Policyholders' surplus
    at end of year                            $10,341    $5,105     $4,667     $4,521    $4,308
  Ratio                                         .48/1     .88/1      .95/1     1.06/1    1.30/1

Lyndon Property:
  Net premiums written
    during the year                           $45,167   $72,043   $(41,623)   $(2,225)  $27,145
  Policyholders' surplus
    at end of year                            $90,989   $71,104    $54,054    $90,762   $94,992
  Ratio                                         .50/1    1.01/1    (.77)/1    (.02)/1     .29/1

Western:
  Net premiums written
    during the year                           $32,064   $33,010    $34,635    $30,347   $19,252
  Policyholders' surplus
    at end of year                            $34,348   $50,000    $45,873     41,048   $40,484
  Ratio                                         .93/1     .66/1      .76/1      .74/1     .48/1

Loss and LAE Reserves

Significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and its payment of such loss. Medical malpractice and general liability usually have a much longer period of time between occurrence of a loss and payment than property lines. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of amounts needed to pay claims and related expenses with respect to insured events that have occurred, including those not yet reported ("IBNR").

All claims are investigated, supervised and adjusted by personnel of the Company, who select counsel and outside adjusting firms, if required, and monitor the case and approve any settlement. Any payment in excess of $50,000 requires approval by an officer of the Company. The Company believes claims management is critical to controlling the amount of paid losses and has an internal staff of experienced claims adjusters and attorneys assigned exclusively to managing and adjusting claims.

When a claim is reported, the Company's claims adjusting personnel establish a formula case reserve, which is based on historical average claim costs, for the estimated amount to be paid. As more pertinent information becomes available on a claim, adjusting personnel change the reserve from a formula reserve to a case basis reserve. This case basis reserve is an estimate of the amount of ultimate payment which reflects the informed judgment of such personnel, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Additionally, reserves are established by the Company on an aggregate basis to provide for IBNR losses and to maintain the overall adequacy of reserves. The Company also establishes a related loss adjustment expense ("LAE") reserve on an aggregate basis representing the estimated expense of settling claims, including legal and other fees and general expenses of administering the claims adjustment process with respect to reported and unreported losses. Virtually all of the Company's LAE is classified as allocated LAE as a result of its method of handling claims through Company personnel. The Company does not discount its reserves either on the basis of generally accepted accounting practices ("GAAP") or statutory accounting practices.

The reserves for losses and LAE are estimated using loss evaluations and actuarial projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effects of trends in claims severity and frequency and are continually reviewed. As part of this process, historical data is reviewed and consideration is given to the anticipated impact of various factors, such as legal developments, changes in social attitudes, and economic conditions, including the effects of inflation and anticipated subrogation recoveries. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases in reserves for insured events of prior years. Future adjustments, if any, will be reflected in the results of operations in the period recognized.

The following table sets forth a reconciliation of the beginning and ending property and casualty loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1997:

                                                                      Year Ended December 31
                                                              -------------------------------------
                                                               1997            1996           1995
                                                              ------          ------         ------
                                                                     (amounts in thousands)
Net reserves for losses and LAE, beginning of year            $373,606      $294,393       $263,202

Total acquired reserves                                         76,023        53,008          5,500

Incurred losses and LAE for claims relating to:
       Current year                                            218,301       160,470        126,769
       Prior years                                              13,287        (4,479)        (7,514)
                                                              --------      --------       --------
Total incurred losses and LAE                                  231,588       155,991        119,255
                                                              --------      --------       --------

Loss and LAE payments for claims relating to:
       Current year                                             50,665        27,626         13,057
       Prior years                                             147,013       102,160         80,507
                                                              --------      --------       --------
Total payments                                                 197,678       129,786         93,564
                                                              --------      --------       --------

Net reserves for losses and LAE, end of year                   483,539       373,606        294,393
Total reinsurance recoverable on unpaid losses and LAE         283,727       165,467         73,043
                                                              --------      --------       --------
Gross reserves for losses and LAE, end of year                $767,266      $539,073       $367,436
                                                              ========      ========       ========

The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable, at December 31, 1996 were increased in the following year by approximately $13.3 million and at December 31, 1995 and 1994 were decreased in the following year by approximately $4.5 million and $7.5 million, respectively, for claims that had occurred on or prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior-year loss and LAE reserves.

The net $13.3 million increase in prior years' reserves in 1997 resulted from an increase in the reserves attributed to reserve strengthening of $35 million. Included in the net development was a decrease in prior year reserves in the general liability line of business written by United Capitol.

The net $4.5 million decrease in prior years' reserves in 1996 was the result of favorable claims development in the workers' compensation line of business. Included in the net development was an increase in prior years' reserves of approximately $13 million which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. See NOTE D of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

The net $7.5 million decrease in the prior years' reserves in 1995 was the result of favorable claims development on the general liability and workers' compensation lines and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development was an increase in prior years' reserves of approximately $19 million which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. See NOTE D of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

The following table reflects the Company's property and casualty loss and LAE reserve development, net of estimated subrogation recoverable through December 31, 1997, for each of the preceding the ten years:

                                                          Year Ended December 31
                        ----------------------------------------------------------------------------------------------
                         1987    1988    1989    1990     1991     1992     1993     1994      1995     1996     1997
                        ------  ------  ------  ------   ------   ------   ------   ------    ------   ------   ------
                                                          (amounts in thousands)
Reserves for unpaid
  losses & LAE          $43,813 $64,971 $92,384 $120,096 $161,263 $185,074 $216,486 $263,202 $294,393 $373,606 $483,539
Reserves reestimated
 at December 31:
  1 year  later          46,385  67,486  93,419  119,875  162,121  188,387  230,360  255,689  289,914  386,893
  2 years later          49,495  68,793  91,457  120,550  158,746  196,005  229,334  252,678  314,558       -
  3 years later          50,890  66,532  91,527  115,310  163,537  191,401  214,712  282,016       -        -
  4 years later          49,694  66,656  86,508  114,790  154,217  172,654  234,172       -        -        -
  5 years later          49,895  64,254  87,795  107,907  133,768  182,660       -        -        -        -
  6 years later          49,492  64,700  79,459  88,8031   42,630       -        -        -        -        -
  7 years later          48,749  55,300  62,667   91,777       -        -        -        -        -        -
  8 years later          43,099  42,687  66,438      -         -        -        -        -        -        -
  9 years later          32,391  45,492      -       -         -        -        -        -        -        -
 10 years later          34,115      -       -       -         -        -        -        -        -        -

Cumulative redundancy
  (deficiency)            9,689  19,479  25,946   28,319   18,633    2,414  (17,686) (18,814) (20,165) (13,287)

Cumulative amount of
  liability paid
  through December 31:

  1 year later            6,208   9,611  16,823    8,129   41,486   38,300   56,986   80,507  102,160  147,013
  2 years later          12,946  20,006  13,230   35,864   62,175   74,113  113,471  148,513  195,052       -
  3 years later          20,339  11,196  32,987   45,973   80,888  112,017  154,548  204,252       -        -
  4 years later          14,902  24,825  39,166   58,043  104,672  139,333  188,495       -        -        -
  5 years later          24,426  30,919  50,406   74,659  122,863  161,417       -        -        -        -
  6 years later          27,766  39,664  61,276   86,405  137,059       -        -        -        -        -
  7 years later          32,372  47,784  67,429   93,835       -        -        -        -        -        -
  8 years later          38,271  50,119  71,769       -        -        -        -        -        -        -
  9 years later          39,567  53,676      -        -        -        -        -        -        -        -
 10 years later          41,956      -       -        -        -        -        -        -
Net reserve - December 31                                                                    $294,393 $373,606 $483,539
Reinsurance recoverables                                                                       73,043  165,467  283,727
                                                                                             -------- -------- --------
Gross reserve                                                                                $367,436 $539,073 $767,266
                                                                                             ======== ======== ========

The loss and LAE reserves of Frontier Insurance, Frontier Pacific, United Capitol, Lyndon Property, Western and Regency as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments are identical with those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of inter-company transactions.

Investments

Funds, including reserve funds, are invested until required for the Company's operations, subject to restrictions on permissible investments established by applicable state insurance codes. The Company's investment strategy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. Prior to 1996, the Company's investment portfolio was managed by Asset Allocation and Management Company ("Asset Allocation") and General Re New England Asset Management, Inc.("New England"), registered investment advisors that specialize in insurance company portfolio management, pursuant to guidelines established by the Company. In 1996, the Company hired a Chief Investment Officer and the core fixed income portfolio is now being managed internally. Asset Allocation and New England provide investment advisory and related services to the Company in asset classes such as mortgage-backed securities, sinking fund preferred stocks, and other special classes of securities.

The following table contains information concerning the Company's investment portfolio at December 31, 1997:

                                                                  Fair     Amount Reflected   Percent
                                                 Cost(1)          Value    on Balance Sheet  of Total
                                               ----------        -------   ----------------  --------
                                                             (dollar amounts in thousands)
Available-for-sale securities
  Fixed maturity securities:
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies               $   69,561     $   70,795      $   70,795        6.5%
     Obligations of states and
       political subdivisions                     283,064        292,046         292,046       26.6
     Corporate securities                         339,138        348,290         348,290       31.7
     Mortgage-backed securities                   361,777        368,609         368,609       33.5
                                               ----------     ----------      ----------      -----
  Total fixed maturity securities               1,053,540      1,079,740       1,079,740       98.2
  Equity securities                                17,256         20,281          20,281        1.8
                                               ----------     ----------      ----------      -----
  Total available-for-sale-securities          $1,070,796     $1,100,021      $1,100,021      100.0%
                                               ==========     ==========      ==========      =====

--------------------------

(1) Original cost of equity and short-term securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1997:

                                                                     Amount Reflected    Percent
                                                            Fair            on             of
S&P/Moody's Rating(1)                                      Value       Balance Sheet      Total
--------------------                                       -----     ----------------    -------
                                                               (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries of $42,110)         $  582,515      $  582,515          54.0%
AA/Aa                                                     180,252         180,252          16.7
A/A                                                       227,086         227,086          21.0
BBB/Baa                                                    73,194          73,194           6.8
All other                                                  16,693          16,693           1.5
                                                       ----------      ----------         -----
     Total                                             $1,079,740      $1,079,740         100.0%
                                                       ==========      ==========         =====

------------------

(1) Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 1997:

                                                           Fair      Amount Reflected     Percent
Maturity                                                  Value      on Balance Sheet    of Total
--------                                                 -------     ----------------    --------
                                                               (dollar amounts in thousands)
Due in one year or less                                $   27,243      $   27,243           2.6%
Due after one year to five years                          238,963         238,963          22.1
Due after five years to 10 years                          190,645         190,645          17.7
Due after 10 years                                        254,280         254,280          23.5
Mortgage-backed securities                                368,609         368,609          34.1
                                                       ----------      ----------         -----
           Total                                       $1,079,740      $1,079,740         100.0%
                                                       ==========      ==========         =====

The following table summarizes the Company's investment results for the five years ended December 31, 1997, calculated on the mean of total investments as of the first and last day of each calendar quarter:

                                                             Year Ended December 31
                                              -----------------------------------------------------
                                               1997       1996        1995         1994       1993
                                              ------     ------      ------       ------     ------
                                                          (dollar amounts in thousands)
Total net investment income                  $60,344     $38,933    $30,055      $22,975    $22,371

Average annual pre-tax yield                     6.4%        6.4%       6.4%         6.6%       7.8%

Average annual after-tax yield                   4.6%        4.8%       4.9%         5.4%       6.3%

Effective federal income tax rate
  on total net investment income                26.9%       24.8%      23.7%        19.8%      19.3%

Regulation

The Company's insurance companies are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. In general, Frontier Insurance, Frontier Pacific, Lyndon Property, Regency, Western and United Capitol must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis; reinsurance generally is not subject to rate regulation. Medical malpractice rates in New York are established by the New York State Insurance Department (the "Department"). Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. New York, the jurisdiction of incorporation of Frontier Insurance, requires that dividends be paid only out of earned surplus and limits the annual amount payable without the prior approval of the Department to the lesser of 10% of policyholders' surplus or 100% of adjusted net investment income. California, the jurisdiction of incorporation of Frontier Pacific, currently limits the annual amount of dividends payable without the prior approval of the California Insurance Department to the greater of 10% of policyholders' surplus at the end of the previous calendar year or 100% of net income for the previous calendar year. Wisconsin, the jurisdiction of incorporation of United Capitol through December 31, 1997, precludes the Company from paying dividends without prior approval of the Commissioner of Insurance. North Carolina, the jurisdiction of incorporation of Regency, limits the amount payable without prior approval and is limited to the lesser of 10% of statutory surplus or net income. Missouri, the jurisdiction of incorporation of Lyndon Property, currently limits the annual amount of dividends payable without prior approval of the Commissioner of Insurance to the lesser of 10% of policyholders' surplus or net investment income. Texas the jurisdiction of incorporation of Western, currently limits the annual amount of dividends payable without prior approval of the Texas Insurance Department to the greater of 10% of policyholders' surplus or 100% of new investment income. Beginning January 1, 1998, Illinois, the jurisdiction of incorporation of United Capitol restricts the maximum amount of dividends payable without prior approval of the Director of Insurance.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires, inter alia, disclosure of transactions between Frontier Insurance and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable and that certain material transactions be specifically non-disapproved by the Department. Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier Insurance's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for Frontier Insurance, must be approved by the Department. With respect to Frontier Pacific, United Capitol, Lyndon Property, Western and Regency, California, Wisconsin and Illinois, Missouri, Texas and North Carolina law respectively, with respect to holding companies is substantially equivalent to that of New York.

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

In their ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and LAE reserves therein. Other activities are focused on greater disclosure of an insurer's reliance on reinsurance and changes in its reinsurance programs and tighter rules on accounting for certain overdue reinsurance. In addition, the NAIC implemented risk-based capital requirements for property and casualty insurance companies commencing in 1995 (see below). These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

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

Competition

The property and casualty insurance business is highly competitive, principally in terms of price and extent of coverage. In New York State, there are three major competitors, as well as a number of other insurers, writing medical malpractice insurance for physicians, the Company's principal insurance program. However, the Company benefits from the endorsement or approval of various medical associations, many of whose physician members are insured by the Company. Moreover, the Company's program, unlike those of its competitors, is limited to specified classes of physicians. Dental malpractice coverage in all jurisdictions is significantly more competitive than medical malpractice with respect to rates and terms of coverage. Although the Company's underwriting strategy is to underwrite specialty programs for niche markets, it nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business which encompass niche programs.

Employees

The Company currently has 1,250 full-time employees, 6 of whom are executive management, and 48 part-time employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

Item 2.   Properties.

The Company owns a three-story office building at 195 Lake Louise Marie Road, Rock Hill, New York, in which its executive offices and insurance operations for Frontier Insurance are located. A 50,000 square foot addition is under construction and is anticipated to be completed in April 1998. The Company also owns a one-story building in Rock Hill, New York, which it uses for storage and a portion of which is rented, an airplane and a hanger at a local airport.

The Company owns a one-story 6,000 sq. ft. building in Charlotte, North Carolina where Regency Financial Corporation conducts its insurance operations.

The Company leases office space at eighteen locations in 12 states at an aggregate monthly rental of approximately $205,000.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol FTR. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange, for each calendar quarter during the periods indicated, as adjusted to reflect stock dividends paid and stock splits:

                                                         High                   Low
                                                         ----                   ---
       1996:
          First Quarter                                 $15.06                $12.84
          Second Quarter                                 19.00                 15.07
          Third Quarter                                  20.57                 16.31
          Fourth Quarter                                 19.94                 18.13

       1997:
          First Quarter                                 $22.31                $18.31
          Second Quarter                                 32.75                 21.56
          Third Quarter                                  29.88                 39.00
          Fourth Quarter                                 39.25                 20.00

        1998:
          First Quarter (through March 18, 1998)        $26.38                $21.75

On March 18,1998, the Company had approximately 1,406 holders of record of its Common Stock, which did not include beneficial owners for shares registered in nominee or street name.

During 1997, the Company declared one quarterly cash dividend of $.065 per share and three quarterly cash dividends of $.07 per share, constituting the twentieth consecutive quarterly cash dividends. (See "Business-Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiaries.)

Item 6.      Selected Financial Data

The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

Income Statement Data:                                         Year Ended December 31
---------------------                           -------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                                ------     ------     ------     ------    ------
                                                 (in thousands, except per share dollar amounts)
    Revenues:
     Gross premiums written                    $587,635   $402,799   $264,314   $198,892  $148,750
                                               ========   ===================   ========  ========
     Net premiums written                      $389,016   $311,863   $220,757   $187,288  $118,819
                                               ========   ========   ========   ========  ========
     Net premiums earned                       $366,844   $265,989   $196,220   $156,755  $116,372
     Net investment income                       56,122     37,226     30,035     24,453    22,523
     Realized capital gains (losses)              4,222      1,707         20     (1,478)     (152)
     Gross claims adjusting income                              55        130        255       424
                                               --------   --------   --------   --------  --------
          Total revenues                        427,188    304,977    226,405    179,985   139,167
   Expenses:
     Losses and loss adjustment expenses        234,568    155,991    119,255    110,918    77,581
     Amortization of policy acquisition costs,
       underwriting, and other expenses         134,929     88,080     62,975     47,737    31,293
     Minority interest in income of
       subsidiary trust                          11,017      2,277
     Interest expense                               825      1,970        895
                                               --------   --------   --------   --------  --------
          Total expenses                        381,339    248,318    183,125    158,655   108,874
                                               --------   --------   --------   --------  --------
   Income before income taxes and
     cumulative effect of change in
     accounting principle                        45,849     56,659     43,280     21,330    30,293
   Income taxes                                  13,567     16,592     12,069      4,350     7,130
                                                -------    -------   --------   --------  --------
     Income before cumulative effect
     of change in accounting principle           32,282     40,067     31,211     16,980    23,163
   Cumulative effect of change in
     accounting for income taxes                                                               708
                                                -------    -------   --------   --------  --------
          Net Income                            $32,282    $40,067   $ 31,211   $ 16,980  $ 23,871
                                                =======    =======   ========   ========  ========

   Net income per share - basic (1)               $1.04      $1.39      $1.09    $.59      $.95
                                                  =====      =====      =====    ====      ====
   Net income per share - diluted (1)             $1.01      $1.36      $1.08    $.59      $.94
                                                  =====      =====      =====    ====      ====
   Cash dividends declared per share              $ .28      $ .25      $ .24    $.23      $.20
                                                  =====      =====      =====    ====      ====

Balance Sheet Data:                                                 December 31
------------------                              -------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                                ------     ------     ------     ------    ------
   Total investments                         $1,249,455   $ 838,320   $552,714   $407,618  $343,591
   Total assets                               1,975,713   1,246,407    773,348    599,117   527,657
   Liabilities for gross unpaid losses and
     loss adjustment expenses                   780,044     539,073    367,436    312,637   274,035
   Total liabilities                          1,355,305     810,880    543,615    408,853   341,963
   Guaranteed preferred beneficial interest
     in Company's convertible subordinated
     debentures                                 166,703     166,953
   Total shareholders' equity                   453,705     268,574    229,733    190,264   185,694

Supplemental Diluted Earnings Per Share Data:
   Realized capital gains (losses)-net of tax      $.07        $.04                 $(.03)
     Cumulative effect of accounting change                                                     .03
     Operating income                               .94        1.32       1.08        .62       .91
                                                 ------       -----      -----      -----     -----
     Net income                                  $ 1.01       $1.36      $1.08      $ .59     $ .94
                                                 ======       =====      =====      =====     =====
     Book value                                  $13.14       $9.08      $7.95      $6.59     $6.45
                                                 ======       =====      =====      =====     =====
Statutory Combined Ratio                          100.9%       90.9%      91.1%      98.1%     94.2%
GAAP Combined Ratio                               101.0%       91.8%      92.7%     101.0%     93.2%
Ratio of earnings to combined fixed
   charges and preferred stock dividends            4.7x      13.2x      39.1x        N/A       N/A

(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement 128, SEE NOTE B to the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

Results of Operations

The following table sets forth the Company's net premiums earned by principal lines of insurance for the three years indicated and the dollar amount and percentage of change therein from year to year:

                                                                                   Increase (Decrease)
                                                                          ------------------------------------
                                        Year Ended December 31             1996  to 1997       1995 to 1996
                                      --------------------------          ---------------    -----------------
                                       1997     1996       1995            Amount      %      Amount        %
                                      ------   ------     ------          --------    ---    --------      ---
                                                        (Dollar amounts in thousands)
General liability                   $113,333  $ 78,641  $  50,026         $ 34,692    44.1   $28,615      57.2
Medical malpractice
  (including dental
   malpractice and social services)  109,583   105,217     88,295            4,366     4.1    16,922      19.2
Surety                                56,379    51,368     39,756            5,009     9.8    11,613      29.2
Workers' compensation                  6,724     7,025     10,320             (301)   (4.3)   (3,295)    (31.9)
Commercial earthquake                  7,545     8,257        249             (712)   (8.6)    8,008   3,216.1
Specialty personal lines              29,109     3,368        n/a           25,741   764.3       n/a       n/a
Credit related products               21,271       n/a        n/a           21,271     n/a       n/a       n/a
Other                                 22,902    12,113      7,574           10,789    89.1     7,906     104.4
                                    --------  --------   --------         --------           -------
    Total                           $366,844  $265,989   $196,220         $100,855    37.9   $69,769      35.6
                                    ========  ========   ========         ========           =======


The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated:

                                                                       Year Ended December 31
                                                               -------------------------------------
                                                                1997           1996            1995
                                                               ------         ------          ------
Losses                                                          45.9%          36.5%           45.6%
Loss adjustment expenses ("LAE")                                19.7           22.2            15.2
                                                               -----           ----            ----
Losses and LAE                                                  65.6           58.7            60.8
Acquisition, underwriting, interest, and other expenses         35.4           33.1            31.9
                                                               -----           ----            ----
GAAP Combined Ratio                                            101.0%          91.8%           92.7%
                                                               =====           ====            ====

Calendar Year 1997 Compared to Calendar Year 1996

A variety of factors accounted for the 37.9% growth in net premiums earned, the principal factors being increases in the Company's core and new program business and an inclusion of the results of United Capitol and Regency, which were acquired in 1996, and Lyndon and, to a lesser extent Western, which were acquired in 1997. This increase was partially offset by (i) a decrease in workers' compensation, particularly the cotton gin program that the Company discontinued during 1996, and (ii) a decrease in the workers' compensation component of the social services programs due to price competition.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services, artisans contractor, demolition contractors, and excess employers' liability programs, and, the acquisition of United Capitol in May 1996. These increases were partially offset by a decrease in net premiums earned in the umbrella and crane operator liability programs.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, growth in the dental program endorsed by the Academy of General Dentistry, and the acquisition of Western on December 1, 1997, partially offset by a decrease in Florida business due to rate increases, the sale of the Florida medical malpractice business on December 1, 1997 and the reclassification of certain medical malpractice business to the general liability line of business.

Growth in surety net premiums earned was primarily attributable to expanded writings of license and permit bonds, small contractors' bonds and miscellaneous bonds.

Net premiums earned for the commercial earthquake program decreased marginally as planned.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche programs for cotton gins and feed lots and in social services programs due to price competition, partially offset by increases in the alternative risk program which the Company initiated in 1996.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance as a result of the acquisition of Regency and Lyndon.

Net premiums earned for the credit-related products increased as a result of the acquisition of Lyndon.

Net premiums earned for the other lines of business increased primarily due to increased volume of commercial package and ocean marine policies issued by the Company.

Net investment income before realized capital gains and losses increased 50.8% due principally to increases in invested assets resulting from the proceeds of the Common Stock offering in August 1997, the Convertible Trust Originated Preferred Securities ("Convertible TOPrS") offering in October 1996, cash inflow from regular operations, and the contribution to net investment income resulting from the acquisitions of Lyndon, United Capitol, Western and Regency, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract. Total net investment income increased 55.0% due to the aforementioned and a 147.3% increase in realized capital gains. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.4%, unchanged from the previous year. The average annual after-tax yield on investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.6% as compared to 4.8% in the previous year.

Gross claims adjusting income has been eliminated as a separate item as claims adjusting services provided to outside companies have essentially terminated.

Total revenues increased 40.1% as a result of the above.

Total expenses increased by 53.6%, compared to the 37.9% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 50.4% rate as a result of a 70.0% increase in losses and a 18.1% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned due to the $35 million reserve strengthening, predominantly in the medical malpractice line of business for accident years prior to 1995, partially offset by the aggregate excess of loss reinsurance contract which provides coverage for losses and LAE in excess of 64% and 65% for the 1997 and 1996 accident years, respectively, which, together, resulted in a loss and LAE component of the GAAP Combined Ratio 6.9 percentage points higher than in the comparable 1996 period. The 18.1% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses and to the $35 million reserve strengthening of which $9.7 million was allocated to LAE. The 53.2% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, United Capitol, Western and Regency, partially offset by the recognition of $5.8 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The 46.4% decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996, partially offset by the interest expense associated with the draw-down of $62 million from a revolving credit facility that the Company obtained on June 3, 1997. The Company also incurred approximately $10.8 million of expenses in 1997 attributable to the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned , the non-claim component was 2.3 percentage points higher than in the comparable 1996 period. The total GAAP Combined Ratio increased by 9.2 percentage points to 101% as a result of the above.

The foregoing changes resulted in income before taxes of $45.8 million for the year ended 1997, a 19.1% decrease from the comparable 1996 period. Net income for the year decreased by $7.8 million or 19.4%.

Calendar Year 1996 Compared to Calendar Year 1995

A variety of factors accounted for the 35.6% growth in net premiums earned, the principal factor being increases in the majority of the Company's core and new program business, partially offset by a decrease in workers' compensation, particularly the cotton gin program, and by the increased ceding of net premiums earned under the Company's aggregate excess of loss reinsurance contract effective January 1, 1996, pursuant to which 13.5% and 14% of net premiums earned in 1996 and 1996, respectively, was ceded for all lines of business, except certain classes of surety bonds, realtors' errors and omissions and all of the net premiums earned by United Capitol and Regency.

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

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche program for cotton gins and feed lots , decreases in the social services programs due to price competition, and a lesser required participation in the National Workers' Compensation Reinsurance Pools. These decreases were partially offset by increases in workers' compensation from the alternative risk program which the Company initiated in 1996.

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

Total expenses increased by 35.6%, similar to the 35.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased by 30.8% which included a 8.5% increase in losses and a 97.5% increase in LAE. The increase in losses was substantially lower than for net premiums earned as a result of a one-time reallocation of loss reserves to LAE reserves, favorable reserve development in accident years prior to 1996 for general liability and workers' compensation and recoveries under the aggregate excess of loss reinsurance contract which provides coverage for certain losses and LAE in excess of 65% of the net premiums earned for the 1996 accident year, partially offset by higher loss and LAE ratios for business written in 1996. The Company also increased prior years' reserves by approximately $13 million, which was entirely offset by an increase in the same amount of the subrogation recoverable recognized in conjunction with the favorable December 1995 ruling in the New York Court of Appeals, described in Note D of the Notes to Consolidated Financial Statements. Such increase in the subrogation recoverable resulted from further documentation and verification in the second quarter of 1996 of claims already paid by the Company and reserves held by the Company that the Company believes are reimbursable by the State of New York. The 97.5% increase in LAE resulted from the increase in loss and LAE ratios, a one-time reallocation of loss reserves to LAE reserves, partially offset by a change in the line of business mix to those having a lower percentage relationship of LAE to losses and the allocation of recoveries under the aggregate excess of loss contract. Due to the disproportionate relationship of losses and LAE to net premiums earned, the loss and LAE component of the GAAP Combined Ratio was 2.1 percentage points lower than in the comparable 1995 period. The 40% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, a decrease in reinsurance contingent commissions, increased staffing and marketing expenses related to expansion, a reduction in assessment recoveries from the Texas Workers' Compensation Insurance Facility, and salary increases. The 120% increase in interest expense was primarily the result of increased interest expense associated with the borrowing under the line of credit. The Company also incurred approximately $2.3 million of expenses in 1996 associated with the Convertible TOPrS. See NOTE N of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.2 percentage points higher than in the comparable 1995 period. The total GAAP Combined Ratio decreased by .9 percentage points to 91.8% as a result of the above.

The foregoing changes resulted in income before income taxes of $56.7 million for the year ended 1996, a 30.9% increase from the comparable 1995 period. Net income for the year increased by $8.9 million, or 28.4%.

Asset Portfolio Review

At December 31, 1997, the Company's total assets of $ 1.98 billion were comprised of the following: cash and investments, 63.9%; reinsurance recoverables, 19.9%; premiums receivable and agents balances, 4.8%; deferred expenses (policy acquisition costs and deferred federal income taxes), 4.3%; home office building, property and equipment, 2.4%; and other assets, 4.7%.

The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of government and governmental agency securities and high-quality marketable corporate securities which are rated at investment grade levels. At December 31, 1997, the Company held rated, or better-than-investment grade, fixed maturity debt securities with a carrying amount of $1.06 billion, constituting 98.5% of the Company's fixed maturity investments.

At December 31, 1997 and 1996, the Company's fixed maturity securities included mortgage-backed bonds of $368.6 million and $297.8 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than those expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

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

The following table provides a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1997:

                                                                        Amount          Percent
                                                          Fair       Reflected on         of
     S&P/Moody's Rating                                  Value       Balance Sheet     Portfolio
     ------------------                                  -----       -------------     ---------
                                                                (Amounts in thousands)
     AAA/Aaa (including U.S. Treasuries of $42,110)  $  582,515     $   582,515            54.0%
     AA/Aa                                              180,252         180,252            16.7
     A/A                                                227,086         227,086            21.0
     BBB/Baa                                             73,194          73,194             6.8
     All other                                           16,693          16,693             1.5
                                                     ----------      ----------           -----
                       Total                         $1,079,740      $1,079,740           100.0%
                                                     ==========      ==========           =====

In December 1995, the Company reclassified all of its previously held securities classified as held-to-maturity, to available-for-sale as permitted by the FASB's Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equities Questions and Answers. The reclassification increased shareholders' equity by $2.75 million at December 31, 1995.

Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, certain of which are subject to dividend restrictions described in Note J of the Notes to the Consolidated Financial Statements. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, underwriting and other operating expenses, commissions, and dividends to shareholders and policyholders.

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

Cash flow generated from operations for 1997, 1996, and 1995 was $95.1 million, $116.5 million, and $105.0 million, respectively, amounts adequate to meet all of the Company's obligations.

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

On June 29, 1995, the Company obtained a 4 1/2 year, $35 million line of credit facility from The Bank of New York, under which it borrowed $25 million at an interest rate of 6.87% per annum, payable quarterly. In June and September 1996, the Company borrowed an additional $4.2 million and $2.9 million from The Bank of New York (outside of the line of credit) at annual interest rates of 6.125% and 6.3125%, respectively, payable quarterly, due October 1996. In the fourth quarter of 1996, the Company repaid all borrowings and terminated the facility.

As a result of a review by AM Best of Frontier Insurance Company's A-(Excellent) rating, the Company agreed with AM Best to make a $45 million capital infusion to Frontier Insurance Company by June 30, 1995 in order to fund its projected growth and retain its A- rating. At June 30, 1995, the Company had completed the $45 million capital infusion, utilizing a combination of funds previously held by the Company and loan proceeds from The Bank of New York loan.

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

Effective September 1996, the Company completed the acquisition of Regency Insurance Company and Emrol Premium Discount, Inc. in exchange for 476,174 shares of the Company's Common Stock. Regency underwrites non-standard automobile insurance principally in North Carolina and Emrol finances premiums primarily for policyholders of Regency.

In October 1996, the Company completed a $172.5 million offering of Convertible TOPrS, issued through Frontier Financing Trust, a Delaware business trust formed by Frontier for the purpose of the transaction. The Convertible TOPrS have a dividend rate of 6 1/4% and are convertible into 2.1328 shares of the Company's Common Stock, equivalent to a conversion price of $23.44 per share. See NOTE N of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. Net proceeds to the Company from this offering were $166.9 million of which $32.1 million was applied to repay bank debt, $60 million was contributed to the surplus of Frontier Insurance and the remaining balance was available for general corporate purposes.

During 1997 and 1996, the Company expended $9.5 million and $1.2 million, respectively, in connection with the construction of an addition to its home office building. The Company plans to occupy the addition in 1998 and will expend approximately $3.4 million in additional funds to complete the facility.

On June 3, 1997, the Company completed the acquisition of Lyndon Property and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon-DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc., for $92 million.

On June 3, 1997, the Company obtained a five-year $100 million revolving loan credit facility from Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, from which it borrowed $62 million at an initial floating interest rate of 6.04%, based upon Eurodollar interest rates, payable quarterly, to fund a portion of the $92 million purchase price of Lyndon. On August 21, 1997, the Company repaid all borrowings under the credit facility. The credit facility remains available to the Company and at December 31, 1997, no amounts were borrowed under it by the Company.

In July 1997, the Company acquired a 25% interest in American Country Holdings ("ACH") for $8.9 million. ACH through its wholly-owned subsidiary, American Country Insurance Company writes specialty insurance for the transportation industry, predominantly taxi cabs.

In August 1997, the Company sold approximately 4.5 million shares of its Common Stock in a public offering realizing net proceeds of approximately $144.5 million, of which $62 million was used to repay bank indebtedness, $78 million was used for strategic acquisitions and $5 million was used for an additional capital contribution to Regency.

In December 1997, the Company completed the acquisition of Western Indemnity Insurance Company ("Western") for $48 million. Western is a specialized health carrier, underwriting coverage for both physician and hospitals. Also, in December 1997, the Company acquired Environmental and Commercial Insurance Agency, Inc. ("ECI") for $4.5 million. ECI is an underwriting manager of environmental errors and omissions and construction specialties, placing the majority of its business written with United Capitol.

In March 1992, the Company commenced quarterly cash dividend payments. Cash dividends declared in 1997, 1996 and 1995 were $8,200,000, $6,900,000, and
$6,200,000, respectively.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1 million shares of its Common Stock at such times and prices as the Company deems advantageous, in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. The Company did not purchase any shares in 1997. In 1996, the Company purchased 13,200 shares of its Common Stock at a cost of $134,000 pursuant to the program.

Reinsurance

Effective January 1, 1995, the Company entered into a stop loss reinsurance contract with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York ("Centre Re") for accident years' commencing 1995. Under the agreement, Zurich N.A. provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all subject business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years.

Effective January 1, 1998, the Company entered into an Aggregate Excess of Loss Reinsurance Agreement (Stop Loss) with Zurich N.A. for the 1998 and 1999 accident years. The new agreement includes selected progress underwritten by United Capital, Western, and selected core programs of Frontier Insurance and Frontier Pacific which were part of the original 1995-1997 Stop Loss Agreement. Under the terms of the agreement, Zurich N.A. provides reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for subject insurance programs. The maximum amount recoverable for an accident year is 240% of the reinsurance premium paid for the accident year or $230,000,000 in the aggregate for the two years.

Litigation with the State of New York

In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity, was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves is entitled to reimbursement of certain claims previously paid; accordingly, effective June 30, 1996 and December 31, 1995, Frontier recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by Frontier on open cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. In January 1998, the New York Legislature approved a bill to eliminate the right of SUNY physicians to obtain indemnification from New York State for claims arising out of their clinical practice of medicine, retroactive to August 5, 1978, which bill was vetoed by the Governor in February 1998. Prior to the veto, the Company's management and members of the offices of the Governor and of the Attorney General held joint discussions for a comprehensive settlement of the amount of reimbursement to which the Company is entitled from the State. Discussions are continuing, but to date no resolution has been reached. To the extent that the amount of the actual recovery varies, such difference will be reported in the period recognized. The

Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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

                                            Ratio of Total Adjusted Capital to
                                               Authorized Control Level RBC
          Regulatory Event                       (Less Than or Equal to)
      -------------------------             ----------------------------------
      Company action level                                   2*
      Regulatory action level                              1.5
      Authorized control level                               1
      Mandatory control level                              0.7

      *Or, 2.5 with negative trend.

The ratios of total adjusted capital to authorized control level RBC for the Company's insurance subsidiaries were all in excess of 3:1 at both December 31, 1997 and 1996.

The NAIC currently is in the process of recodifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes in the Company's insurance subsidiaries' statutory surplus.

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

Impact of Year 2000

The Year 2000 issue is the result of computer hardware or software using two digits rather than four to define the applicable year. Any of the Company's computer systems that are time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's main application software system has been upgraded during 1998 and is Year 2000 compliant. The Company has initiated formal communications with all of its significant customers and vendors to determine the extent to which the Company's business interface systems or leased software are vulnerable to those third parties failure to remediate their own Year 2000 issues.

The Company will complete a formal Year 2000 plan by July of 1998 which will detail all needed steps to achieve Year 2000 compliance and specify the time frames for these steps. It's anticipated that all major processing systems will be fully compliant by November 1998. The Company does not expect the costs of the Year 2000 project to have a material impact on its financial position or results of operations. The amount expensed in 1997 was immaterial.

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

Shareholder Litigation

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that allegedly should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorneys fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition.

Item 8.   Financial Statements and Supplementary Data.

          See List of Financial Statements and Financial Statement Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

            Name                   Age                              Office
-----------------------            ---               -------------------------------------
Walter A. Rhulen                    66               President and Chairman of the Board (deceased January 31, 1998)
Harry W. Rhulen                     34               President and Chairman of the Board
Suzanne Rhulen Loughlin             37               Exec. Vice President - Chief Administration  Officer and Director
Peter H. Foley                      50               Exec. Vice President - Mergers and Acquisitions
Mark H. Mishler                     39               Vice President - Chief Financial Officer
Thomas J. Dietz                     56               Vice President
Joseph P. Loughlin                  38               Vice President - Chief Claims Officer
Richard F. Seyffarth                50               Vice President - Chief Investment Officer
James E. Kroh                       54               Vice President - Human Resources
Joel Gelb                           47               Vice President - Chief Information Officer
Peter L. Rhulen                     59               Director
Lawrence E. O'Brien                 57               Director
Douglas C. Moat                     66               Director/Consultant
Alan Gerry                          69               Director


       Walter A. Rhulen was the President and Chairman of the Board of the Company since commencement of its operations in July 1986 and the President of Frontier Insurance since 1976 until his death in January 1998.

       Harry W. Rhulen, a director of the Company since October 1997, was elected President and Chief Executive Officer in January 1998 and Chairman of the Board in February 1998 following the illness and subsequent death of his father, Walter A. Rhulen, the former Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Harry Rhulen has been an employee of the Company since June 1989, was elected a Vice President in June 1990, Executive Vice President in October 1996 and Chief Operating Officer in May 1997.

       Suzanne Rhulen Loughlin was elected Executive Vice President- Chief Administrative Officer and Director in February 1998. Prior thereto, Ms. Loughlin was the Managing Attorney of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1992, and an employee of the Company since January 1991.

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

       Mark H. Mishler was elected Vice President -Chief Financial Officer of the Company in May 1997, having been the Vice President - Finance and Treasurer since October 1996, the Vice President and Controller of Frontier Insurance Company since 1995 and an employee of the Company since 1987. Mr. Mishler has more than 16 years experience in the insurance business.

       Thomas J. Dietz has been a Vice President of the Company since July 1990 and the President of Med Pro since its inception in 1986. For more than five years prior thereto, Mr. Dietz was a Vice President of Medical Quadrangle, Inc., an insurance agency which acted as a broker to the Company through February 1987. Mr. Dietz, a CPCU, has more than 30 years' experience in the insurance business.

       Joseph P. Loughlin was elected Vice President - Chief Claims Officer in February 1998 and has been the Corporate Secretary since 1993. Mr. Loughlin served as a member of the in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1990, and as the Managing Attorney for the Company's legal offices in Ft. Lauderdale and Orlando and a Vice President of Frontier Insurance responsible for Medical Malpractice claims since January 1997.

       Richard E. Seyffarth was elected Vice President - Chief Investment officer in May 1997, having joined the Company in 1996. Prior thereto, Mr. Seyffarth served as Vice President of Home Insurance Company for over seven years.

       James E. Kroh was elected Vice President - Human Resources of the Company in May 1996, and joined the Company in 1995. Prior thereto, Mr. Kroh served for in excess of five years as Vice President for PHICO Insurance Company.

       Joel Gelb was elected Vice President - Chief Investment Officer in May 1997 having joined the Company earlier in the year. Prior thereto, Mr. Gelb served in excess of five years as Vice President for Group Health Insurance.

       Peter L. Rhulen has been a director of the Company since commencement of its operations in July 1986. Mr. Rhulen was formerly Vice Chairman of Markel/Rhulen, a position he held from October 1989 to September 1992. Mr. Rhulen is also Vice Chairman of the Board of Metro Partners, Inc.

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

       Douglas C. Moat has been a director of the Company since August 1991 and a member of the Audit Committee since that date and since February 1998 has been a consultant to the Company under a two-year consulting agreement. Mr. Moat, a JD, CLU, and FLMI, is Chairman of the Manhattan Group, Inc., an insurance and financial services firm, and has over 40 years' experience in insurance and financial services sales and management, including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director - Financial Services Corporate Staff, ITT Corp.; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York State Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness.

       Alan Gerry was elected a director of the Company in March 1996. Mr. Gerry was the founder, Chairman of the Board and Chief Executive Officer of Cablevision Industries Corporation, the eighth largest multiple cable system operator in the United States until its merger with Time Warner Entertainment in January 1996, and now acts as a private investor. Mr. Gerry was a founding member of the Board of the Cable Alliance for Education and is a past President of the New York State Cable Television Association.

                                ----------------

Mr. Harry Rhulen and Ms. Suzanne Loughlin are brother and sister, Mr. Joseph Loughlin is the husband of Suzanne Loughlin, and Mr. Peter Rhulen is their uncle.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

Item 11. Executive Compensation

The following table sets forth a summary of the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers and during the year ended December 31, 1997 and the two preceding years.

                           Summary Compensation Table

                                              Annual Compensation       Long-Term
                                              -------------------      Compensation
   Name and                                                               Awards
   Principal                                  Salary        Bonus         ------          All Other
   Position                        Year        ($)           ($)         Options(#)   Compensation($)(1)
----------------                   ----     ----------    ---------     -----------  --------------------
Walter A. Rhulen                   1997      519,000       200,000            --              59,800
 President                         1996      500,000       415,500            --              30,000
 and Chairman                      1995      500,000       296,900            --              23,400

Thomas J. Dietz                    1997      286,000        50,000            --              25,900
 Vice President                    1996      250,000        75,000            --              20,000
                                   1995      215,000        35,400            --              16,300
Peter H. Foley                     1997      239,000       125,000            --              22,400
 Executive                         1996      191,000       157,800        40,000(3)           17,000
 Vice President                    1995       77,900        45,300        22,000(4)            3,600

Harry W. Rhulen                    1997      188,000            --        14,000(2)           17,500
  Executive                        1996      125,000        65,000            --              14,000
  Vice President                   1995      105,000        23,900         5,500(5)           10,000

Mark H. Mishler                    1997      143,000        30,000        10,000(2)           16,300
 Vice President, Treasurer         1996      106,000        60,000            --              11,300
 and Chief Financial Officer       1995       87,000         8,900         5,500(5)            6,700


(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401K plan. The allocable amount accrued for contribution to the Company's profit sharing plan for Messrs. W. Rhulen, Dietz, Foley, H. Rhulen and Mishler was $36,624, $13,962, $13,507, $9,523
     and $8,081, respectively, and the allocable amount contributed to the Company's 401K Plan for Messrs. W. Rhulen, Dietz, Foley, H. Rhulen and Mishler was $23,136, $11,900, $8,900, $8,000 and $8,222, respectively.

(2) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing May 22, 1998.

(3) Exercisable cumulatively at the rate of approximately 5% of the underlying shares per year, commencing June 30, 1997.

(4) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing June 5, 1996.

(5) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing March 3, 1996.

                               -----------------

 The following table presents the value of unexercised options held at December 31, 1997 by the individuals named in the Summary Compensation Table:

                               Options Value Table

                                                                           Value of
                                         Number of                       Unexercised
                                        Unexercised                      In-the-Money
                                          Options                           Options
                                        at Year-End(#)                   at Year-End($)*
                                       Exercisable (E)/                 Exercisable (E)/
        Name                          Unexercisable (U)                Unexercisable (U)
------------------                    ----------------                 ----------------
Walter A. Rhulen                            --                               --

Thomas J. Dietz                        148,500(E)                        21,933(E)

Peter H. Foley                           6,576(E)                        61,655(E)
                                        49,024(E)                       276,468(U)

Harry W. Rhulen                        214,626(E)(1)                    124,811(E)
                                        16,750(U)                        36,969(U)

Mark H. Mishler                          6,380(E)                        74,880(E)
                                        12,750(U)                        36,969(U)

------------
* Values are calculated by subtracting the exercise price from the fair market value of the Common Stock at year-end.

(1) Includes 206,430 shares purchasable at $22.725 per share upon exercise of options granted to Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry W. Rhulen by his father.

                                ----------------

Mr. Harry W. Rhulen is the son of Mr. Walter A. Rhulen.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company's Common Stock at December 31, 1997 by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 32, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

                                                                  Amount and Nature of
                                                                  Beneficial Ownership
                                                 ----------------------------------------------------
                                                   Currently           Acquirable         Percent of
Name and Address                                    Owned           Within 60 Days(1)     Outstanding
----------------                                 -----------        --------------        -----------
Walter A. Rhulen (deceased January 31, 1998)...  1,883,084(3)                --               5.5
Peter L. Rhulen (2)............................  1,791,500(4)                --               5.3
Lawrence E. O'Brien............................     56,784                2,752                 *
Douglas C. Moat................................      8,526                2,752                 *
Alan Gerry.....................................     30,000                   --                 *
Thomas J. Dietz................................    135,138              148,500                 *
Harry W. Rhulen................................    137,104(5)           214,626(6)            1.0
Peter H. Foley.................................      1,997                6,576                 *
Mark H. Mishler................................         --                6,380                 *
Denver Investment Advisors LLC
  1225 - 17th Street, 26th Floor
  Denver, CO  80202............................  1,984,958(7)                --               5.8
Wellington Management Company
  75 State Street
  Boston, MA 02109.............................  2,994,141(8)                --               8.8
All directors and executive
  officers as a group (9 persons) .............  4,044,133              381,586              13.0

-----------------------------
* Less than 1%

(1) Reflects number of shares of Common Stock acquirable upon exercise of options.

(2)  Address is 195 Lake Louise Marie Road, Rock Hill, NY 12775-8000.

(3) Does not include 272,028 shares of Common Stock owned by the wife of the late Walter A. Rhulen.

(4) Does not include 490,782 shares, 26,432 shares and 22,810 shares, respectively, of Common Stock owned by three children of Mr. Peter L. Rhulen, Mr. Rhulen's spouse and The Eileen and Peter Rhulen Foundation, Inc. for which Mr Rhulen acts as President. Mr. Rhulen disclaims beneficial ownership of such shares.

(5) Includes 8,076 and 1,054 shares owned by a daughter and son of Mr. Harry W. Rhulen, respectively, for whom he acts as custodian under the Uniform Gifts to Minors Act. Does not include 14,220 shares of Common Stock owned by Mr. Rhulen's wife, as to which Mr. Rhulen disclaims beneficial ownership.

(6) Includes 206,500 shares purchasable at $22.725 per share upon exercise of options granted to the late Mr. Walter A. Rhulen, his father, and gifted to Mr. Harry W. Rhulen by his father.

(7) Information is from Schedule 13G, dated February 11, 1998, filed by Denver Investment Advisors, LLC, which reflects shared dispositive power with respect to 1,984,958 shares.

(8) Information is from a Schedule 13G, dated January 28, 1998, filed by Wellington Management Company, which reflects shared dispositive power with respect to 2,994,141 shares.

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

            (c)   Exhibits.

                  See Index to Exhibits

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c), and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

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

FORM 10-K--ITEM 14(a)(1) AND (2)

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and supplemental data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 1997 and 1996...............................F-3
Consolidated Statements of Income--Years Ended
 December 31, 1997, 1996 and 1995.....................................................F-5
Consolidated Statements of Shareholders' Equity--Three Years Ended
 December 31, 1997....................................................................F-6
Consolidated Statements of Cash Flows--Years Ended
 December 31, 1997, 1996 and 1995.....................................................F-7
Notes to the Consolidated Financial Statements........................................F-8
Supplemental Data--Quarterly Results of Operations (Unaudited)........................F-35

The following consolidated financial statement schedules of Frontier Insurance Group, Inc. and subsidiaries are included in Item 14(a):

Schedule II--Condensed Financial Information of Registrant............................F-36
Schedule IV--Reinsurance..............................................................F-39
Schedule V --Valuation and Qualifying Accounts........................................F-40
Schedule VI--Supplemental Information Concerning
             Property/Casualty Insurance Operations...................................F-41

All other schedules for which provision is made in Article 7 of Regulation S-X are not required under the related instructions, are inapplicable, or required information is included in the consolidated financial statements, and therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Frontier Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                             /S/ Ernst & Young LLP
                                             ---------------------------------


New York, New York
March 24, 1998

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

                                     ASSETS

                                                                          December 31
                                                                 -----------------------------
                                                                   1997                 1996
                                                                 --------             --------
Investments--Note I:
Securities, available for sale--at fair value:
    Fixed maturities (amortized cost:
       1997--$1,053,540; 1996--$680,281)                        $1,079,740            $685,277
    Equity securities (cost: 1997--$17,256;
       1996--$13,871)                                               20,281              16,271
Limited investment partnerships                                     17,758
Equity investees                                                    14,108               2,937
Short-term investments                                             117,568             133,835
                                                                ----------          ----------
         TOTAL INVESTMENTS                                       1,249,455             838,320

Cash                                                                11,804               8,332
Agents' balances due, less
    allowances for doubtful accounts
    (1997--$2,146; 1996--$2,225)                                    69,889              50,558
Premiums receivable from insureds,
      less allowances for doubtful accounts
      (1997--$645; 1996--$60)                                       26,307              26,225
Net reinsurance recoverables, less allowances
     for possible uncollectible amounts
     (1997--$310; 1996--$517)--Note E                              391,168             192,569
Accrued investment income                                           14,970               9,364
Federal income taxes recoverable                                     7,292               3,987
Deferred policy acquisition costs                                   55,634              32,871
Deferred federal income tax asset--Note F                           29,045              27,620
Home office building, property and equipment--
     at cost, less accumulated depreciation and
     amortization (1997--$15,075; 1996--$11,184)                    48,298              37,167
Intangible assets, less accumulated amortization
     (1997--$4,770; 1996--$3,808)                                   29,885              11,738
Other assets                                                        41,966               7,656
                                                                ----------          ----------
         TOTAL ASSETS                                           $1,975,713          $1,246,407
                                                                ==========          ==========



See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS--Continued
(dollar amounts in thousands, except per share data)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31
                                                                   -----------------------------
                                                                     1997                 1996
                                                                   --------             --------
LIABILITIES
   Policy liabilities--Notes D and E:
        Unpaid losses                                             $  635,719           $  429,506
        Unpaid loss adjustment expenses                              144,325              109,567
        Unearned premiums                                            404,042              185,728
                                                                  ----------           ----------
          TOTAL POLICY LIABILITIES                                 1,184,086              724,801
   Funds withheld under reinsurance contracts--Note E                111,879               64,065
   Cash dividend payable to shareholders                               2,375                1,904
   Other liabilities                                                  56,965               20,110
                                                                  ----------           ----------
   TOTAL LIABILITIES                                               1,355,305              810,880

COMMITMENTS AND CONTINGENCIES--Note M

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE SUBORDINATED
DEBENTURES--Note N                                                   166,703              166,953

SHAREHOLDERS' EQUITY--Notes H, J, K and P
   Preferred stock, par value $.01 per share
         (shares authorized and unissued: 1,000,000)
   Common stock, par value $.01 per share
         (shares authorized: 50,000,000,
         shares issued: 1997--34,017,544;
         1996--29,379,104)                                               340                  294
   Additional paid-in capital                                        367,914              221,837
   Net unrealized gains--Notes F and I                                20,238                4,807
   Retained earnings                                                  65,995               42,424
                                                                  ----------           ----------
         SUBTOTAL                                                    454,487              269,362

   Less treasury stock--at cost (1997--90,450 shares;
         1996--91,080 shares)                                            782                  788
                                                                  ----------           ----------
         TOTAL SHAREHOLDERS' EQUITY                                  453,705              268,574
                                                                  ----------           ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,975,713           $1,246,407
                                                                  ==========           ==========



See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts in thousands, except per share data)

                                                                Year Ended December 31
                                                      -------------------------------------------
                                                        1997             1996              1995
                                                      --------         --------          --------
REVENUES--Note E
  Premiums written                                    $587,635         $402,799         $264,314
  Premiums ceded                                      (198,619)         (90,936)         (43,557)
                                                      --------         --------         --------
         NET PREMIUMS WRITTEN                          389,016          311,863          220,757
  Increase in net unearned premiums                    (22,172)         (45,874)         (24,537)
                                                      --------         --------         --------
         NET PREMIUMS EARNED                           366,844          265,989          196,220
  Net investment income                                 56,122           37,226           30,035
  Realized capital gains                                 4,222            1,707               20
                                                      --------         --------         --------
         TOTAL NET INVESTMENT
         INCOME--Note I                                 60,344           38,933           30,055
  Gross claims adjusting income--Note B                                      55              130
                                                      --------         --------         --------
         TOTAL REVENUES                                427,188          304,977          226,405

EXPENSES
  Losses--Notes D and E                                164,972           97,058           89,422
  Loss adjustment expenses--Notes D and E               69,596           58,933           29,833
  Amortization of policy acquisition
     costs--Note B                                      83,586           57,540           42,258
  Underwriting and other expenses                       51,343           30,540           20,717
  Minority interest in income of consolidated
     subsidiary trust--Note N                           11,017            2,277
  Interest expense--Note G                                 825            1,970              895
                                                      --------         --------         --------
         TOTAL EXPENSES                                381,339          248,318          183,125
                                                      --------         --------         --------

  INCOME BEFORE INCOME TAXES                            45,849           56,659           43,280

Income taxes--Note F
     State                                               2,053              723            1,173
     Federal                                            11,514           15,869           10,896
                                                      --------         --------         --------
         TOTAL INCOME TAXES                             13,567           16,592           12,069
                                                      --------         --------         --------

                NET INCOME                            $ 32,282         $ 40,067         $ 31,211
                                                      ========         ========         ========

PER SHARE DATA--Note B
     Basic earnings per common share                  $   1.04         $   1.39         $   1.09
                                                      ========         ========         ========
     Diluted earnings per common share                $   1.01         $   1.36         $   1.08
                                                      ========         ========         ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands):
     Basic                                              31,086           28,906           28,624
     Diluted                                            38,949           30,642           28,779

See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollar amounts in thousands, except per share data)

Three Years Ended December 31, 1997

                                                            Additional   Net Unrealized                                Total
                                                  Common      Paid-in     Gains(Losses)      Retained    Treasury   Shareholders'
                                                  Stock       Capital    on Investments      Earnings      Stock       Equity
                                                  ------    ----------   --------------      --------    ---------  -------------
Balances at January 1, 1995                        $260       $167,079      $(6,307)          $29,886     $(654)      $190,264
                                                   ----       --------      -------           -------     -----       --------
 Add (deduct):
   Net income                                                                                  31,211                   31,211
   Stock options exercised                                         378                                                     378
   Transfer of securities to available-for-sale
     (net of tax) - Note B                                                    2,753                                      2,753
   Change in net unrealized losses on securities
     available-for-sale (net of tax)                                         11,509                                     11,509
   Cash dividends paid and accrued ($.24 per share)                                            (6,248)                  (6,248)
   Purchase of  treasury stock                                                                             (134)          (134)
                                                   ----       --------      -------           -------     -----       --------
Balances at December 31, 1995                       260        167,457       7,955             54,849      (788)       229,733

 Add (deduct):
   Net income                                                                                  40,067                   40,067
   Common stock dividend (10%)                       28         45,208                        (45,236)
   Stock options exercised                            2          1,101                                                   1,103
   Issuance of common stock related to acquisition    4          8,071                                                   8,075
   Change in net unrealized gains on securities
     available-for-sale (net of tax)                                         (3,148)                                    (3,148)
   Cash dividends paid and accrued ($.25 per share)                                            (7,256)                  (7,256)
                                                   ----       --------      -------           -------     -----       --------
Balances at December 31, 1996                       294        221,837        4,807            42,424      (788)       268,574

 Add (deduct):
   Net income                                                                                  32,282                   32,282
   Stock options exercised                            1         1,582                                                    1,583
   Issuance of common stock related to
     public offering                                 45       144,482                                                  144,527
   Change in net unrealized gains on
     investments (net of tax)                                                15,431                                     15,431
   Cash dividends paid and accrued
     ($.275 per share)                                                                         (8,711)                  (8,711)
   Reissuance of treasury stock                                    13                                         6             19
                                                   ----      --------       -------           -------     -----       --------
Balances at December 31, 1997                      $340      $367,914       $20,238           $65,995     $(782)      $453,705
                                                   ====      ========       =======           =======     =====       ========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

                                                                Year Ended December 31
                                                    ----------------------------------------------
                                                      1997               1996               1995
                                                    --------           --------           --------
OPERATING ACTIVITIES
 Net income                                         $  32,282          $ 40,067          $ 31,211
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Increase in policy liabilities                   127,568           145,636            80,857
     Decrease (increase) in reinsurance balances      (26,953)          (35,473)            5,403
     Increase in agents' balances and premiums
       receivable                                     (12,796)          (21,402)           (8,825)
     Increase in deferred policy acquisition costs    (20,318)          (14,366)           (5,584)
     Increase in accrued investment income                 (7)           (1,369)           (2,380)
     Deferred income tax expense (benefit)              2,800             2,279              (175)
     Depreciation and amortization                      7,417             3,687             2,384
     Realized capital gains                            (4,222)           (1,707)              (20)
     Other                                            (10,627)             (895)            2,110
                                                    ---------         ---------         ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES         95,144           116,457           104,981

INVESTING ACTIVITIES
 Proceeds from sales of fixed maturities
   available-for-sale                                 102,409           129,523            46,650
 Proceeds from sales of fixed maturities
   held-to-maturity                                                                        12,534
 Proceeds from calls, paydowns and maturities
   of fixed maturities available-for-sale             108,768           191,888            77,999
 Proceeds from calls, paydowns and maturities
   of fixed maturities held-to-maturity                                                    33,783
 Proceeds from sales of equity securities              18,738            15,256            36,465
 Purchases of fixed maturities available-for-sale    (285,634)         (430,713)         (294,379)
 Purchases of fixed maturities held-to-maturity                                           (33,327)
 Purchases of equity securities                       (21,396)           (5,533)           (4,559)
 Purchases of wholly-owned subsidiaries,
   net of cash acquired                              (138,293)          (28,996)
 Net sales (purchases) of short-term investments       26,673          (108,889)            5,534
 Additions to home office building                     (9,511)           (1,178)           (2,568)
 Purchases of property and equipment                   (5,162)           (9,431)             (328)
 Purchases of limited investment partnerships         (15,571)
 Purchases of equity investees                        (10,303)               (2)           (2,400)
 Other                                                    176               430              (633)
                                                     --------         ---------         ---------
     NET CASH USED IN INVESTING ACTIVITIES           (229,106)         (247,645)         (125,229)

FINANCING ACTIVITIES
 Proceeds from guaranteed preferred beneficial interest
   in company's convertible subordinated debentures      (455)          166,914
 Proceeds from borrowings                              62,000             7,100            25,000
 Repayment of borrowings                              (62,000)          (33,792)
 Issuance of common stock                             146,110             1,103               378
 Cash dividends paid                                   (8,240)           (6,920)           (6,243)
 Reissue (purchase) of treasury stock                      19                                (134)
                                                    ---------         ---------         ---------
     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                          137,434           134,405            19,001
                                                    ---------         ---------         ---------

       INCREASE (DECREASE) IN CASH                      3,472             3,217            (1,247)
        Cash at beginning of year                       8,332             5,115             6,362
                                                    ---------         ---------         ---------
       CASH AT END OF YEAR                          $  11,804         $   8,332         $   5,115
                                                    =========         =========         =========


See notes to the consolidated financial statements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--OPERATIONS AND ACQUISITIONS

Frontier Insurance Group, Inc., and its subsidiaries (the "Company"), is principally a specialty property and casualty insurer operating in 50 states. The Company's principal lines of business are general liability, medical malpractice, surety, specialty personal lines, and credit related products which account for approximately 29.1%, 20.6% , 13.0%, 12.9% and 7.7% of gross premiums written in 1997, respectively. Primarily all lines of business written by the Company are marketed through independent agents.

During 1996 and 1997, the Company made the following acquisitions:

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

In September 1996, the Company completed the acquisition of Regency Insurance Company ("Regency") and Emrol Installment Premium Discount, Inc. ("Emrol") in exchange for 476,174 shares of the Company's Common Stock, which had a market value per share of $16.96 on June 11, 1996, the effective date of the agreement. The purchase price, which is inclusive of $221,000 of capitalized acquisition costs, exceeded the fair value of the net assets acquired by approximately $2,400,000. Regency, an underwriter of non-standard automobile insurance is located in Charlotte, North Carolina. Emrol finances premiums primarily for policyholders of Regency. This acquisition was accounted for as a purchase.

In June 1997, the Company acquired Lyndon Property Insurance Company and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon - DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc. (collectively, "Lyndon") from Mercury Finance Company ("Mercury") for approximately $92,000,000. The Company also included $420,000 of capitalized acquisition costs in the purchase price. The total cost was less than the fair value of the net assets acquired by $29,421,000. Lyndon, based in St. Louis, Missouri, provides credit-related and specialty insurance products for financial institutions and specialty insurance markets through a variety of distribution channels, including other insurance companies, general agents, third-party administrators, and joint venture relationships, with the particular channel designed to fit the specific product. Credit-related products include collateral protection, credit property, involuntary unemployment insurance, auto physical damage, credit life, and credit accident and health coverages. Specialty insurance products include residual value, non-standard auto and mechanical breakdown. The acquisition was accounted for as a purchase. Under APB 16, Lyndon was required to devalue certain of its assets as of the purchase date to absorb the effect of the negative goodwill. As a result of these purchase accounting adjustments, an intangible asset of approximately $3,900,000 was recognized in the transaction, which was pushed down and recorded by Lyndon.

In December 1997, the Company completed the acquisition of Western Indemnity Insurance Company ("Western") for approximately $48,000,000, which exceeded the fair value of net assets acquired by

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--OPERATIONS AND ACQUISITIONS--Continued

approximately $12,600,000. The purchase price is subject to a downward adjustment if the seller (Galtney Group) does not meet specified premium writing targets of $75 million over a three year period, capped at $2,000,000. Western, of Houston, Texas is a specialized carrier in the health care provider market, underwriting both physician and hospital coverages.

In December 1997, the Company through its wholly-owned subsidiary, United Capitol, acquired 100% of the stock of Environmental and Commercial Insurance Agency, Inc. ("ECI") for $4,500,000. The purchase price exceeded the fair value of the net assets acquired by $4,208,000. ECI, of Columbus, Ohio is an underwriting manager of environmental errors and omissions and construction specialties. ECI places the majority of its written business with United Capitol.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--OPERATIONS AND ACQUISITIONS--Continued

The assets acquired, liabilities assumed and the related goodwill of the companies purchased in 1997 and 1996, are summarized as follows (in thousands):

    1997:                                          Lyndon        Western        ECI          Total
    ----                                          --------      --------      ------       --------
    Purchase Price                                $ 92,420      $ 48,079      $4,500       $144,999

    Assets acquired:
       Invested assets                             205,677       101,597         445        307,719
       Other assets                                183,517        45,568       1,728        230,813
                                                  --------      --------      ------       --------
    Total assets acquired                          389,194       147,165       2,173        538,532

    Liabilities assumed:
       Unpaid losses and loss adjustment expenses   51,233        87,491                    138,724
       Other liabilities                           216,120        24,219       1,881        242,220
                                                  --------      --------      ------       --------
    Total liabilities assumed                      267,353       111,710       1,881        380,944
                                                  --------      --------      ------       --------
    Net assets acquired                            121,841        35,455         292        157,588
                                                  --------      --------      ------       --------

    Purchase price (under) over
      net assets acquired                         $(29,421)     $ 12,624      $4,208       $(12,589)
                                                  ========      ========      ======       ========

1996:                                        United Capitol  Regency and
                                                 Holding        Emrol      Total
                                             --------------  -----------   -----
 Purchase Price                                 $31,020       $ 8,296    $ 39,316

 Assets acquired:
    Invested assets                              74,966         4,168      79,134
    Other assets                                 49,797        11,833      61,630
                                               --------       -------    --------
 Total assets acquired                          124,763        16,001     140,764

 Liabilities assumed:
    Unpaid losses and loss adjustment expenses   84,823         4,163      88,986
    Other liabilities                            16,604         5,944      22,548
                                               --------       -------    --------
 Total liabilities assumed                      101,427        10,107     111,534
                                               --------       -------    --------
 Net assets acquired                             23,336         5,894      29,230
                                               --------       -------    --------

 Excess of purchase price over
   net assets acquired                         $  7,684       $ 2,402    $ 10,086
                                               ========       =======    ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--OPERATIONS AND ACQUISITIONS--Continued

The following summarizes the Company's pro forma unaudited results of operations for the years ended December 31, 1997, 1996 and 1995, assuming the purchases of Lyndon, Western and ECI had been consummated as of January 1, 1996 and United Capitol Holding, Regency and Emrol had been consummated as of January 1, 1995 (in thousands, except per share data):

                                                                       Year Ended December 31
                                                                ---------------------------------
                                                                  1997         1996        1995
                                                                --------     --------    --------
                                                                           (Unaudited)
        Net premiums earned                                     $430,307     $386,910    $214,347
        Net investment income (including net capital
            gains and losses)                                     69,495       54,262      33,831
        Other revenues                                                             55         130
                                                                --------     --------    --------
            Total revenues                                       499,802      441,227     248,308

        Losses and LAE                                           271,772      208,498     130,068
        Amortization of policy acquisition costs                 102,395       52,540      43,489
        Underwriting and other expenses                           66,495       61,431      25,991
        Minority interest in income of
            consolidated subsidiary trust                         11,017        2,277
        Interest expense                                           3,187        5,715         895
                                                                --------     --------    --------
            Total expenses                                       454,866      330,461     200,443
                                                                --------     --------    --------

        Income before income taxes                                44,936      110,766      47,865

        Income tax expense                                        11,689       29,360      13,317
                                                                --------     --------    --------

            Net income                                          $ 33,247     $ 81,406    $ 34,548
                                                                ========     ========    ========

        Per share data:
            Basic earnings per common share                     $   1.07     $   2.78    $   1.19
                                                                ========     ========    ========
            Diluted earnings per common share                   $   1.04     $   2.67    $   1.18
                                                                ========     ========    ========

The foregoing pro forma financial information has been prepared for informational purposes only. It includes certain adjustments for all years relating to investment income and amortization of goodwill, in addition to adjustments for 1997 and 1996 relating to interest expense, amortization of policy acquisition costs and the present value of future profit ("PVFP") which is included in underwriting and other expenses, and for 1995, loss and other expenses, together with the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations had the transactions been consummated on the assumed dates.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are summarized below.

Basis of Presentation and Principles of Consolidation: The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. The consolidated financial statements include the accounts and operations of Frontier Insurance Group, Inc. and all subsidiaries of which there is an interest that exceeds 50%. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Recognition of Premium Revenues: Property and casualty direct, assumed, and ceded reinsurance premiums written are recognized as earned pro rata over the terms of the related insurance policies. Credit life and warranty insurance premiums are earned over the life of the contracts principally using the sum-of-the-months digits method, while credit accident and health premiums are principally recognized using the mean of the sum-of-the-months digits method and the pro-rata method over the time period to which the premiums relate.

Investments: Investments in debt and equity securities are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). Under FASB 115, investments in fixed maturities are classified in three categories: held-to-maturity, trading and available-for-sale; investments in equity securities are classified as either available-for-sale or trading. Held-to-maturity securities are reported at cost, adjusted for amortization of premium or discount; trading securities are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of applicable income taxes.

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

For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. For mortgage backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between the prepayments anticipated and actual prepayments received, the Company recalculates the effective yield to reflect the actual payments received and the anticipated future payments. Equity securities (principally common and nonredeemable preferred stocks) are carried at fair value, based on quoted market prices. Investments in limited investment

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

partnerships are accounted for under the equity method of accounting. Investments in entities for which the Company has a 20% to 50% interest or a less than 20% interest, but has the ability to exercise significant control ("equity investees") are also accounted for using the equity method. Short-term investments are carried at their principal balances, which approximates their fair value. Realized gains and losses from the sales or liquidation of available-for-sale securities are determined using the specific identification basis. Changes in the fair value of investments are reflected as unrealized gains or losses directly in shareholders' equity net of federal income tax.

Home Office Building, Property and Equipment: Home office building is stated at cost, net of accumulated depreciation computed, for both financial reporting and federal income tax purposes, on the straight-line basis over an estimated useful life of 31.5 years. Property and equipment is stated at cost net of accumulated depreciation and amortization computed, for financial reporting purposes, on the straight-line basis over estimated useful lives between three to ten years and, for federal income tax purposes, using accelerated methods and guideline lives ranging from three to seven years. During 1997, 1996, and 1995, depreciation and amortization expense was $3,963,000, $3,413,000, and $2,440,000, respectively.

In April 1993 and in July 1996, the Company put into service and began to occupy its new home office facility and purchased a corporate jet, respectively. The cost of the facility's construction and purchase of the jet was financed internally by the Company. However, to receive favorable tax status, title to the facility and jet resides with the County of Sullivan Industrial Development Agency ("IDA") which, in turn, issued to the Company its twenty-year bonds with a face value equal to the total cost of the facility and jet. Under the provisions of related agreements, title to the facility and jet reverts to the Company on maturity of the bonds, or sooner for a nominal fee, should the Company so desire. Accordingly, as a result of these agreements, the home office facility and corporate jet are reported in the accompanying financial statements as, "Home office building, property and equipment." As of December 31, 1997, the outstanding, par value of the IDA bonds was $25,033,000; which approximates the carrying values of such assets.

In 1996, the Company began construction of an addition to its home office building. During 1997 and 1996, the Company expended $9,500,000 and $1,200,000, respectively. The Company plans to occupy the addition in 1998 and will expend an additional $3,400,000 to complete the facility.

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

Intangible Assets: Insurance renewal rights and goodwill are stated at cost, net of accumulated amortization computed on a straight-line basis over estimated useful lives ranging from two to seven years for insurance renewal rights and five to fifteen years, respectively, for other intangible assets, including goodwill. PVFP is stated at cost net of accumulated amortization computed actuarially based on unearned premiums at the time of purchase. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations.

During 1997, 1996 and 1995, amortization expense relating to intangible assets was $2,744,000, $1,437,000, and $845,000, respectively.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued



Unpaid Losses and LAE: The liabilities for unpaid property and casualty losses and LAE represent the estimated liabilities for reported claims, claims incurred but not yet reported ("IBNR"), and the related LAE. The liabilities for property and casualty unpaid losses and LAE are determined using case-basis evaluations and actuarial analyses and represent estimates of the ultimate expected cost of all losses and LAE unpaid at the balance sheet dates. Policy liabilities on life and annuity business are computed principally by the net level premium method based upon assumptions as to future investment yield, mortality, morbidity, and withdrawals consistent with those used to develop the gross premiums on the policies in force.

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

Income Taxes: Income tax provisions are based on income reported for financial statement purposes, adjusted for permanent differences between financial and taxable income. Deferred federal income taxes are recognized using the liability method, whereby tax rates are applied to the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred federal income tax assets and liabilities are adjusted for changes in tax rates or laws, and the adjustment is reflected in income during the period in which such change is enacted.

Cash and Cash Equivalents: Short-term investments are not considered to be cash equivalents for the purposes of preparing the statements of cash flows.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share: In 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

                                                                  1997           1996        1995
                                                                --------       --------    --------
Numerator:

   Net Income                                                   $32,282        $40,067      $31,211
                                                                =======        =======      =======

Numerator for basic earnings per share-
   income available to common shareholders                      $32,282        $40,067      $31,211

Effect of dilutive securities:
   Minority interest in income of consolidated subsidiary trust   7,027        1,480
                                                                -------        -------      -------

Numerator for diluted earnings per share-income available
   to common shareholders after assumed conversions              39,309         41,547       31,211

Denominator:

Denominator for basic earnings per share-
   weighted average shares                                       31,086         28,906       28,624

Effect of dilutive securities:
   Convertible Trust Originated Preferred Securities              7,358          1,532
   Employee stock options                                           505            204          155
                                                                -------        -------      -------
Dilutive potential common shares                                  7,863          1,736          155
   Denominator for diluted earnings per share-adjusted          -------        -------      -------
   weighted-average shares and assumed conversions               38,949         30,642       28,779
                                                                =======        =======      =======

Basic earnings per common share                                 $  1.04        $  1.39      $  1.09
                                                                =======        =======      =======

Diluted earnings per common share                               $  1.01        $  1.36      $  1.08
                                                                =======        =======      =======

The weighted average shares outstanding have been adjusted retroactively to reflect the effects of stock splits and stock dividends.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--Continued

Gross Claims Adjusting Income: Claims adjusting income is accounted for on an accrual basis, gross of related expenses. During 1996 and 1995, operating expenses included with underwriting and other expenses associated with claims adjusting income amounted to $637,000, and $203,000, respectively.

Impact of Recently Issued Accounting Standards: In October 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which establishes standards for computing and presenting earnings per share ("EPS"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basis earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where appropriate have been restated to conform to the Statement 128 requirements.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE C--RELATED PARTY TRANSACTIONS

In April 1994, the Company completed the acquisition of certain assets of Spencer Douglass Insurance Associates, Inc. ("SDIA") constituting the Company's California license and permit bond insurance agency business for $3,200,000. In conjunction with the purchase, the Company entered into a five-year consulting agreement with the seller, R. Spencer Douglass III ("Douglass"), for $360,000 per year.

In May 1995, the Company and Douglass formed a California limited liability corporation, Douglass/Frontier LLC ("Douglass/Frontier"), a bail bond insurance agency. The Company made an initial investment of $2,400,000 and Douglass contributed the net assets of his wholly-owned existing bail bond agencies.
The Company and Douglass, who is also an employee of Douglass/Frontier, share equally in the ownership of Douglass/Frontier. In addition, Douglass owns two retail bail bond agents that produce business for Douglass/Frontier, which in 1997, 1996, and 1995 amounted to less than 3% of the gross bail premiums produced by Douglass/Frontier.

All of the Company's bail bond business is written through Douglass/Frontier. At December 31, 1997, 1996 and 1995, premiums written amounted to approximately $3,744,000, $7,608,000 and $4,800,000, respectively, and related premium balances due the Company were $2,225,000 and $2,358,000, respectively. In addition, at December 31, 1997 and 1996, Douglass/Frontier had notes payable to the Company of $8,174,000 and $3,291,000, respectively.

The Company also has investments in various insurance industry related entities in which it is deemed to have significant controlling interests, as described in
Note I - Investments. All related party transactions associated with these entities are not considered material to the Company's financial position or the results of its operations.

NOTE D--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE D--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

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

The Company writes insurance on accounts which have hazardous, unique or unusual risk characteristics. These liability policies generally exclude absolute pollution coverage, except for policies providing pollution liability coverage to contractors involved in the remediation of pre-existing pollution. The Company believes that such risks do not represent material exposue related to environmental pollution claims but there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to the Company and the State of New York to have the issues of the Company's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that the Company was entitled to recoveries from the State for such medical malpractice claims. As a result of this decision, the Company believes that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves and be entitled to reimbursement for certain claims previously paid; accordingly, in 1997 and 1996, the Company recorded subrogation recoverables of approximately $13,000,000 and $19,000,000, respectively, representing the amount of claims already paid and the reserves currently held by the Company on the cases that management believes are reimbursable by the State of New York. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. In January 1998, the New York Legislature

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE D--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

approved a bill to eliminate the right of SUNY physicians to obtain indemnification from New York State for claims arising out of their clinical practice of medicine, retroactive to August 5, 1978, which bill was vetoed by the Governor in February 1998. Prior to the veto, the Company's management and members of the offices of the Governor and of the Attorney General held joint discussions for a comprehensive settlement of the amount of reimbursement to which the Company is entitled form the State. Discussions are continuing, but to date no resolution has been reached. To the extent the amount of the actual recovery varies, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

The liabilities for unpaid losses and LAE as of December 31, 1997 and 1996, and the incurred losses and LAE for each of the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                   1997                       1996                     1995
                           -------------------------   ------------------------   --------------
                                         Incurred                   Incurred         Incurred
                           Reserves   Losses and LAE   Reserves  Losses and LAE   Losses and LAE
                           --------   --------------   --------  --------------   --------------
Property and casualty      $767,266      $231,588      $539,073     $155,991        $119,255
Credit life                  12,778         2,980
                           --------      --------      --------     --------        --------

Totals                     $780,044      $234,568      $539,073     $155,991        $119,255
                           ========      ========      ========     ========        ========

The following table sets forth a reconciliation of the beginning and ending property and casualty loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1997 (in thousands):

                                                                    Year Ended December 31
                                                            --------------------------------------
                                                              1997            1996          1995
                                                            --------        --------      --------
Net reserves for losses and LAE, beginning of year          $373,606        $294,393      $263,202

Total acquired reserves                                       76,023          53,008         5,500

Incurred losses and LAE for claims relating to:
   Current year                                              218,301         160,470       126,769
   Prior years                                                13,287          (4,479)       (7,514)
                                                            --------        --------      --------
Total incurred losses and LAE                                231,588         155,991       119,255
                                                            --------        --------      --------

Loss and LAE payments for claims relating to:
   Current year                                               50,665          27,626        13,057
   Prior years                                               147,013         102,160        80,507
                                                            --------        --------      --------
Total payments                                               197,678         129,786        93,564
                                                            --------        --------      --------

Net reserves for losses and LAE, end of year                 483,539         373,606       294,393
Total reinsurance recoverable on unpaid losses and LAE       283,727         165,467        73,043
                                                            --------        --------      --------
Gross reserves for losses and LAE, end of year              $767,266        $539,073      $367,436
                                                            ========        ========      ========


The Company's reserves for unpaid losses and LAE, net of related reinsurance recoverable at December 31, 1996 were increased in the following year by approximately $13,287,000, and at December 31, 1995

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE D--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--Continued

and 1994 reserves were decreased in the following year by approximately $4,479,000 and $7,514,000, respectively, for claims that had occurred prior to the balance sheet dates. No premiums have been accrued as a result of the changes to prior year loss and LAE reserves.

The net $13,287,000 increase in prior years' reserves in 1997 was attributed to reserve strengthening of $35,000,000. Included in the net development was a decrease in prior year reserves in the general liability line of business written by United Capitol. The significant increase in the reinsurance recoverable in 1997 was due to the contribution to the recoverable by Lyndon and Western, which were acquired in 1997 and additional reinsurance recoverables related to the aggregate stop loss contract with Zurich Reinsurance (North America), Inc. ("Zurich N.A.").

The net $4,479,000 decrease in prior years' reserves in 1996 was the result of favorable claims development on the workers' compensation line of business. Included in the net development is an increase in prior years' reserves of approximately $13,000,000 which was entirely offset by subrogation recoverables recognized in connection with a favorable court ruling in 1995. The significant increase in reinsurance recoverable in 1996 was due to the contribution to the recoverable by United Capitol and Regency, which were acquired in 1996, and the change in the type of reinsurance from an aggregate claim excess or loss, to a stop loss for the majority on the Company's losses.

The net $7,514,000 decrease in the prior years' reserves in 1995 was the result of favorable claims development on the general liability and worker's compensation lines and to subrogation recoveries in the surety line of business in excess of expectations. Included in the net development, was an increase in prior years' reserves of approximately $19,000,000, which was entirely offset by additional subrogation recoverables recognized in connection with the favorable court ruling in 1995.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE E--REINSURANCE

The Company's insurance subsidiaries assume and cede reinsurance with other companies and are members of various pools and associations. A large portion of the reinsurance is effected under contracts known as treaties and in some instances negotiated on an individual risk basis, also known as facultative reinsurance. These contracts consist of excess of loss and catastrophe contracts which protect against losses over stipulated amounts arising from any one occurrence or event.

Beginning in 1995, the Company entered into a three-year stop loss reinsurance contract with Zurich N.A., which was formerly Centre Reinsurance Company of New York ("Centre Re"). Under the terms of the agreement, Zurich N.A. provides reinsurance protection within certain accident years and contract aggregate dollar limits for subject losses and LAE in excess of a predetermined ratio of these expenses to net subject earned premiums for a given accident year up to a specified maximum after all applicable underlying reinsurance has been exhausted. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively.

Although the reinsurance companies are liable to the Company for the amounts reinsured, the Company remains liable to its insureds for the full amount of the policies written whether or not the reinsurance companies meet their obligations. Consequently, allowances are established for amounts deemed uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1997, the Company has outstanding gross reinsurance recoverables of $136,558,000 from its largest reinsurer, Zurich N.A.; however, under the terms of the reinsurance arrangements, the Company is withholding $105,786,000 of funds due Zurich N.A. Accordingly, the net outstanding recoverable from Zurich N.A. is $30,772,000.
Of the remaining net reinsurance recoverables balance, approximately 28% is due from three reinsurers; one rated A++ (Superior), one rated A+ (Superior) and one rated A (Excellent) by A.M. Best Company, Inc.

In 1997, 1996 and 1995 the Company recognized and accrued (reduced) reinsurance contingent profit commissions earned of $792,113, $773,000, and ($783,000), respectively.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE E--REINSURANCE--Continued

The components of the net reinsurance recoverable balances included in the accompanying balance sheets are as follows (in thousands):

                                                          Year Ended December 31
                                                 -----------------------------------
                                                   1997                       1996
                                                 --------                   --------
 Ceded paid losses and LAE recoverable           $ 21,460                   $  7,519
 Ceded unpaid losses and LAE                      291,734                    165,467
 Ceded unearned premiums                          111,927                     32,403
 Ceded reinsurance payable                        (33,953)                   (12,820)
                                                 --------                   --------
                                                 $391,168                   $192,569
                                                 ========                   ========

The reinsurance ceded components of the amounts reflected in the accompanying statements of income are as follows (in thousands):

                                                          Year Ended December 31
                                              --------------------------------------------
                                                1997               1996              1995
                                              --------           -------           -------
 Ceded premiums earned                        $194,757           $73,643           $42,086
 Ceded incurred losses                         118,489            56,597            25,557
 Ceded incurred LAE                             17,739            18,240            11,700

The effect of reinsurance on premiums written and earned in 1997, 1996 and 1995 was as follows (in thousands):

                              1997                      1996                     1995
                            Premiums                  Premiums                 Premiums
                      --------------------      --------------------     -------------------
                       Written     Earned        Written     Earned       Written    Earned
                      --------    --------      --------    --------     --------   --------
Direct                $566,496    $532,248      $394,057    $332,345     $259,222   $235,696
Assumed                 21,139      29,353         8,742       7,287        5,092      2,610
Ceded                 (198,619)   (194,757)      (90,936)    (73,643)     (43,557)   (42,086)
                      --------    --------      --------    --------     --------   --------
Net premiums          $389,016    $366,844      $311,863    $265,989     $220,757   $196,220
                      ========    ========      ========    ========     ========   ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE F--INCOME TAXES

State income taxes represent the amount of current state income taxes incurred.

The Company files a consolidated federal income tax return, which includes the income and expenses of its subsidiaries from the dates of their acquisition.

The components of federal income tax expense are as follows (in thousands):

                                                                    Year Ended December 31
                                                           --------------------------------------
                                                             1997            1996          1995
                                                           -------         -------        -------
Federal income tax expense (benefit):
    Current                                                $ 8,714         $13,590        $11,071
    Deferred                                                 2,800           2,279           (175)
                                                           -------         -------        -------
  Total federal income tax expense                         $11,514         $15,869        $10,896
                                                           =======         =======        =======

A reconciliation of federal income tax, based on the prevailing corporate income tax rate of 35%, to the federal income tax expense reflected in the accompanying financial statements is as follows (in thousands):

                                                                 Year Ended December 31
                                                     ------------------------------------------
                                                       1997               1996           1995
                                                     -------            -------         -------
Tax rate applied to pre-tax income                   $16,047            $19,831         $15,148
Add (deduct) tax effect of:
  Tax-exempt interest income                          (3,770)            (3,026)         (2,754)
  Dividend received deduction                           (846)              (752)           (634)
  State income taxes                                    (718)              (253)           (410)
  Other                                                  801                 69            (454)
                                                     -------            -------         -------
  Federal income tax expense                         $11,514            $15,869         $10,896
                                                     =======            =======         =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE F--INCOME TAXES--Continued.

Significant components of the Company's deferred federal income tax assets and liabilities at December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                     Year Ended December 31
                                                             -------------------------------------
                                                               1997           1996           1995
                                                             -------        -------        -------
Deferred federal income tax assets:
  Reserve discounting, including salvage and subrogation     $36,790        $30,515        $26,466
  Unearned premium reserve                                    24,086         10,732          7,121
  Other                                                        1,402          2,624          1,879
                                                             -------        -------        -------

Total deferred federal income tax assets                      62,278         43,871         35,466

Deferred federal income tax liabilities:
  Deferred policy acquisition costs                           19,472         11,504          6,579
  Net unrealized gains                                        10,897          2,588          4,284
  Other                                                        2,864          2,159            976
                                                             -------        -------        -------

Total deferred federal income tax liabilities                 33,233         16,251         11,839
                                                             -------        -------        -------

Net deferred federal income tax assets                       $29,045        $27,620        $23,627
                                                             =======        =======        =======

Deferred federal income taxes result from timing differences in the recognition of certain income and expenses for tax and financial statement purposes and are summarized as follows (in thousands):

                                                              Year Ended December 31
                                                     --------------------------------------
                                                      1997            1996            1995
                                                     ------          ------         -------
Reserve discounting, including
  salvage and subrogation                           $(1,866)         $  119         $  (125)
Unearned premium reserve                               (582)         (3,211)         (1,718)
Deferred policy acquisition costs                     2,933           4,666           1,954
Depreciation (credit) expense                           (42)            120             220
Bad debt (credit) expense                              (202)            279            (404)
Other                                                 2,559             306            (102)
                                                     ------          ------         -------
              TOTAL DEFERRED FEDERAL
               INCOME TAX EXPENSE (BENEFIT)          $2,800          $2,279         $  (175)
                                                     ======          ======         =======

The Company made federal income tax payments, net of refunds, of $13,928,000, $17,021,000 and $12,829,000 in 1997, 1996, and 1995, respectively.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE G--CREDIT FACILITY AND OTHER DEBT

In June 1997, the Company entered into a five year, $100,000,000 revolving loan credit facility agreement with Deutsche Bank AG, New York Branch. Under the terms of the agreement, the Company is subject to certain financial and non-financial covenants. The Company paid approximately $220,000 of cost related to securing the financing arrangement, these costs have been deferred and are being amortized over the term of the credit facility on a straight-line basis. In addition, the Company pays a quarterly commitment fee at an annual rate of
 .125%, which is being expensed as incurred. During the year, the Company borrowed $62,000,000 under this agreement at an initial floating interest rate of 6.04% per annum, based on Eurodollar interest rates, which was fully repaid in August 1997. The credit facility remains available to the Company and, at December 31, 1997, there were no principal amounts outstanding.

During 1996, the Company extinguished a total of $33,792,000 in debt, which arose from borrowings related to a previous credit facility agreement with the Bank of New York. The Bank of New York credit facility agreement was terminated in 1996.

During 1997, 1996 and 1995, interest paid and incurred is as follows (in thousands):

                                               1997            1996            1995
                                               ----           ------           ----
            Deutsche Bank                      $819
            The Bank of New York                  6           $1,892           $895
            Other debt                                            78
                                               ----           ------           ----
                                               $825           $1,970           $895
                                               ====           ======           ====

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE H--STATUTORY FINANCIAL INFORMATION

A comparison of the consolidated amounts of the insurance subsidiaries' policyholders' surplus as of December 31, 1997 and 1996, and net income for each of the years ended December 31, 1997, 1996 and 1995, on a statutory accounting practices ("SAP") basis as reported to insurance regulatory authorities, and the GAAP shareholders' equity and net income included in the accompanying consolidated financial statements, is as follows (in thousands):

                                                            1997                              1996                       1995
                                                 ---------------------------      -----------------------------        -------
                                                                       Net                                Net            Net
                                                 Surplus/Equity       Income      Surplus/Equity        Income         Income
                                                 --------------       ------      --------------        -------        ------
Insurance subsidiaries'
     consolidated SAP amounts                       $412,069          $32,730        $268,004           $28,874        $26,407
                                                    ========          =======        ========           =======        =======

Insurance subsidiaries'
   consolidated GAAP amounts                        $573,103          $41,970        $346,974           $41,099        $31,564

Deduct:
   Parent company and its
    non-insurance subsidiaries
    and eliminations                                (119,398)          (9,688)        (78,400)           (1,032)          (353)
                                                    --------          -------        --------           -------        -------

Consolidated amounts--GAAP basis                    $453,705          $32,282        $268,574           $40,067        $31,211
                                                    ========          =======        ========           =======        =======

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE I--INVESTMENTS

The major categories of total net investment income are summarized as follows (in thousands):

                                                              Year Ended December 31
                                                    ---------------------------------------
                                                     1997             1996            1995
                                                    ------           ------          ------
Interest, dividends and equity in earnings:
  Fixed maturities                                  $55,520          $37,623         $28,338
  Equity securities                                     832            1,190           1,745
  Limited investment partnerships                       637
  Equity investees                                      179                2             535
  Short-term                                          8,433            3,830           2,529
Interest expense on funds held                       (7,160)          (4,307)         (2,174)
                                                    -------          -------         -------
    Investment income before expenses                58,441           38,338          30,973
Less investment expenses                              2,319            1,112             938
                                                    -------          -------         -------
    Net investment income                            56,122           37,226          30,035
                                                    -------          -------         -------
Realized capital gains (losses):
Securities available-for-sale:

   Fixed maturities                                   2,495            1,245           1,265
   Equity securities                                  1,726              463          (1,920)
Short-term investments                                    1               (1)
Fixed maturities held-to-maturity                                                        675
                                                    -------          -------         -------
    Total realized capital gains                      4,222            1,707              20
                                                    -------          -------         -------
TOTAL NET INVESTMENT INCOME                         $60,344          $38,933         $30,055
                                                    =======          =======         =======

Gross realized capital gains on sales of available-for-sale securities in 1997, 1996 and 1995 were $4,552,000, $3,814,000, and $2,509,000, respectively. Gross realized capital losses on available-for-sale securities in 1997, 1996 and 1995 were $1,126,000, $1,884,000, and $3,164,000, respectively. Also, gross realized capital gains in 1995 on held-to-maturity securities was $675,000.

The change in net unrealized gains (losses) on fixed-maturity securities was $21,204,000, $(6,350,000) and $28,490,000 in 1997, 1996 and 1995, respectively;
the corresponding amounts for equity securities were $625,000, $1,508,000 and $4,704,000.

At December 31, 1997, bonds and notes with an amortized cost of $59,690,000 were on deposit with various regulatory authorities to meet statutory requirements.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE I--INVESTMENTS--Continued

Investments in available-for-sale securities are summarized as follows (in thousands):

                                                         Gross          Gross
                                                      Unrealized      Unrealized       Fair
                                           Cost          Gains          Losses         Value
                                         --------     ----------       --------      ---------
At December 31, 1997:
  Fixed maturity securities:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies        $   69,561       $  1,255       $     21    $    70,795
    Obligations of states and
    political subdivisions                283,064          9,219            237        292,046
    Corporate securities                  339,138          9,742            590        348,290
    Mortgage-backed securities            361,777          7,333            501        368,609
                                       ----------        -------         ------     ----------

  Total fixed maturity securities       1,053,540         27,549          1,349      1,079,740

   Equity securities                       17,256          3,512            487         20,281
                                       ----------        -------         ------     ----------

   TOTAL                               $1,070,796        $31,061         $1,836     $1,100,021
                                       ==========        =======         ======     ==========


At December 31, 1996:
  Fixed maturity securities:
     U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies          $  29,708       $    409      $     157     $   29,960
     Obligations of states and
     political subdivisions               191,311          2,485            741        193,055
     Foreign governments                       30                             6             24
     Corporate securities                 162,336          3,299          1,237        164,398
     Mortgage-backed securities           296,896          3,483          2,539        297,840
                                         --------        -------         ------       --------

  Total fixed maturity securities         680,281          9,676          4,680        685,277

  Equity securities                        13,871          2,702            302         16,271
                                         --------        -------         ------       --------

  TOTAL                                  $694,152        $12,378         $4,982       $701,548
                                         ========        =======         ======       ========

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE I--INVESTMENTS--Continued


At December 31, 1997, the amortized cost and fair value of debt securities, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Amortized Cost       Fair Value
                                   --------------       ----------
Due in one year or less             $   27,213         $   27,243
Due after one year to five years       234,824            238,963
Due after five years to ten years      185,303            190,645
Due after ten years                    244,423            254,280
Mortgage backed securities             361,777            368,609
                                    ----------         ----------
    TOTAL                           $1,053,540         $1,079,740
                                    ==========         ==========

During 1997, the Company invested $14,933,000 in certain general limited investment partnerships. These partnerships have been accounted for using the equity method. During 1997, the Company recognized its share of these partnerships in earnings and unrealized gains of $637,000 and $2,187,000, respectively.

At December 31, 1997 and 1996, the total cost of the Company's investment in various insurance industry related companies for which its ownership interests ranged from 20% to 50% amounted to approximately $14,384,000 and $2,937,000, respectively. Net unrealized losses on such investments were $276 at December 31, 1997. The Company's interest in the undistributed earnings of equity investees was $717,000 and $537,000 at December 31, 1997 and 1996, respectively.

The amount at which the equity investees are carried approximates the ownership interest in the underlying equity in net assets.

NOTE J--DIVIDEND AND CAPITAL RESTRICTIONS

The Company's insurance subsidiaries are subject to certain regulatory supervision by their respective domiciliary states. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payments of dividends. At December 31, 1997, the amount of restricted net assets of the Company's insurance subsidiaries was approximately $375,000,000 and the maximum dividend that may be paid to the Company in 1998 without regulatory approval is approximately $37,000,000.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE J--DIVIDEND AND CAPITAL RESTRICTIONS--Continued

Additionally, the insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by the insurance companies is to be determined based on the various risk factors related to it. At December 31, 1997, the Company met the RBC requirements.

NOTE K--STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted stock option plans (the "Plans") under which 1,464,262 shares of common stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. Incentive stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee designated by the Board) determines the number of shares subject to each option, the expiration date and vesting periods of nonqualified stock options and otherwise administers the Plans. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 825,000 and 148,500 shares, respectively, of the Company's Common Stock at $22.73 per share at any time through December 31, 1999, which options were outstanding at December 31, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995 respectively: risk-free interest rates of 6.58%, 6.20% and 7.05%; a dividend yield of 1.25%; volatility factors of the expected market price of the Company's Common Stock of .335, .25 and .25; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE K--STOCK OPTIONS-- Continued

measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                                 1997          1996         1995
                                                               -------       -------      -------
Pro forma net income                                           $32,064       $39,813      $31,053
                                                               =======       =======      =======

Pro forma basic earnings per common share                        $1.03         $1.38        $1.08
                                                                 =====         =====        =====
Pro forma diluted earnings per common share                      $1.00         $1.35        $1.08
                                                                 =====         =====        =====

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income and earnings per share are not indicative of future years.

A summary of the Company's stock option activity, and related information for each of the three years ended December 31, 1997 follows:

                                        1997                      1996                       1995
                             -------------------------  -------------------------  -------------------------
                             Options  Weighted-Average  Options  Weighted-Average  Options  Weighted-Average
                              (000)    Exercise Price    (000)    Exercise Price    (000)    Exercise Price
Outstanding-beginning of year  649          $12           698        $10             500        $ 9
Granted                        455           27           138         17             350         10
Exercised                     (136)          12          (166)         7             (92)         4
Canceled                       (26)          16           (20)        11             (60)        12
                               ---           --           ---         --             ---        ---

Outstanding-end of year        942           19           650         12             698         10
                               ===                        ===                        ===

Exercisable at end of year     234           12           216         12             244          9


FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE K--STOCK OPTIONS-- Continued

The weighted average fair value of options granted during 1997, 1996 and 1995 were $9.69, $5.13 and $3.08 respectively. Exercise prices for options outstanding as of December 31, 1997 ranged from $9.43 to $33.69. The weighted-average contractual life of those options is 3.8 years.

                       Options Outstanding and Exercisable
                                 by Price Range
                                 as of 12/31/97

                          Options Outstanding                                Options Exercisable
-------------------------------------------------------------------     ----------------------------
                     Outstanding Weighted-Average                       Exercisable
      Range of          as of        Remaining     Weighted-Average        as of    Weighted-Average
   Exercise Prices    12/31/97   Contractual Life   Exercise Price        12/31/97   Exercise Price
 $9.4318 - $10.1063    216,073         2.1              $9.43               79,129       $9.43
$10.1064 - $13.4750    136,279         0.8             $12.31              121,979      $12.39
$13.4751 - $16.8438     72,961         2.9             $14.80               22,448      $14.11
$16,8438 - $20.2125     66,000         6.9             $18.78                9,726      $18.42
$20.2126 - $23.5813          0         0.0              $0.00                    0       $0.00
$23.5814 - $26.9500    381,844         5.2             $26.68                1,000      $26.68
$26.9501 - $30.3188     66,000         4.5             $27.67                    0       $0.00
$30.3189 - $33.6875      3,250         4.6             $33.68                    0       $0.00
                       -------                         ------              -------      ------
                       942,407         3.8             $19.26              234,282      $11.87
                       =======                         ======              =======      ======

NOTE L--EMPLOYEE BENEFIT PLANS

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

The Company's total expense related to employee benefit plan contributions for 1997, 1996 and 1995 was $2,635,000, $1,691,000 and $1,221,000, respectively.

NOTE M--COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the future minimum rental commitment for operating leases was as follows: 1998--$2,465,000; 1999--$1,936,000; 2000--$1,438,000;
2001--$1,087,000, and 2002 and thereafter--$925,000. These leases are for the rental of office space, the initial terms of which run five years, with a negotiated renewal option at the end of the term. Total rental expense for 1997, 1996, and 1995 amounted to $2,580,000, $1,112,000 and $720,000, respectively.

In 1996, the Company entered into certain contractual agreements with several contractors and vendors in connection with the construction of an addition to its home office building and the purchase of office equipment and during 1997 and 1996, the Company expended $9,500,000 and $1,200,000, respectively. The Company plans to occupy the addition in 1998 and will expend an additional $3,400,000 to complete the facility.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE M--COMMITMENTS AND CONTINGENCIES--Continued

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorneys fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability if any, thereunder would not have a material adverse effect on the Company's financial condition.

The Company is involved in other unrelated litigation which is considered incidental to its business. The ultimate outcome of all litigation is not expected to be material in relation to the Company's financial position and results of operations.

The Company's insurance subsidiaries record guaranty assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the ability of each insurance subsidiary to reasonably estimate the insolvent insurer's liabilities or develop a meaningful range of the insolvent's liabilities is significantly impaired by inadequate financial data with respect to the state of the insolvent company as supplied by the guaranty funds.

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the discretion of the Chairman of the Board. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1995, in conjunction with this repurchase program, the Company acquired 13,200 shares at a cost of $134,000.

NOTE N--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S CONVERTIBLE SUBORDINATED DEBENTURES

In October 1996, the Company completed a $172,500,000 offering of 3,450,000 shares of 6 1/4% Convertible Trust Originated Preferred Securities ("TOPrS") through its wholly-owned consolidated subsidiary, Frontier Financing Trust, a statutory business trust formed by the Company for the sole purpose of issuing the TOPrS and investing the proceeds thereof in an equivalent amount of 6 1/4% Convertible Subordinated Debentures (the "Debentures") of the Company which mature on October 16, 2026. Under the terms of the offering, the Company is subject to certain financial and non-financial covenants. The initial purchasers' discount of $4,744,000 was deducted from the proceeds of the offering. The Company also incurred $455,000 and $842,000 of additional offering costs in 1997 and 1996, respectively, in connection with this transaction, resulting in net proceeds of $166,459,000 to the Company. The total

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE N--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S CONVERTIBLE SUBORDINATED DEBENTURES--Continued

offering costs have been capitalized and are being amortized on a straight-line basis over a 30 year period, in conjunction with the maturity date of the Debentures. The TOPrS are carried on the balance sheet net of the unamortized offering costs, which at December 31, 1997 and 1996 amounted to approximately $5,800,000 and $5,500,000, respectively.

The TOPrS are mandatorily redeemable under certain conditions and amounts due to holders are fully and unconditionally guaranteed by the Company. The Debentures (the sole assets of the trust) are subordinate to all Company debt and to the claims of creditors and policyholders of the Company's subsidiaries. The TOPrS are convertible into shares of the Company's Common Stock at an initial conversion rate of 2.1328 shares of Company Common Stock for each preferred share which is equivalent to a conversion price of $23.44 per common share (or 7,358,038 shares of Common Stock in total). Holders of the TOPrS have no voting rights.

The Debentures are redeemable by the Company, at its option, in whole or in part at a redemption price on or after October 16, 1999, provided the closing price of the Company's Common Stock is at least 150% of the per share conversion price, for a minimum of 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption or anytime on or after October 16, 2000. The Company has the right to defer interest payments on the Debentures at any time by extending the interest payment date for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures.

Holders of the TOPrS are entitled to receive cumulative cash distributions at an annual rate of 61/4% of the liquidation amount of $50 per share, accruing from the date of original issuance and payable quarterly in arrears. Such distributions are made from interest received on the Debentures, which have terms that parallel the terms of the TOPrS. During 1997 and 1996, the Company recorded expenses related to the cumulative cash distributions net of amortization of capitalized offering costs of $205,000 and $39,000, respectively. The corresponding expenses are reported as "Minority interest in income of consolidated subsidiary trust" in the accompanying consolidated statements of income.

NOTE O--CONCENTRATIONS

The Company, which is licensed to conduct business in 50 states, attempts to diversify its exposures geographically, as well as across various types of risks. However, its former medical malpractice business in the Florida marketplace comprise 3.2% of the Company's 1997 gross premiums written and its surety and bond business, which is focused primarily in the California marketplace, accounts for 13.0% of its gross premiums written in 1997. The Company's property and casualty subsidiaries have an exposure to insured losses caused by hurricanes, windstorms and other catastrophic events, primarily in Florida, South Carolina and North Carolina and earthquake exposure , is limited to California. The frequency and severity of catastrophes are unpredictable and the extent of losses from catastrophes is a function of the amount of insured exposure in an area affected by an event and the severity of the event. The Company continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure through risk selection, the purchase of catastrophe reinsurance and modeling technologies that allow better monitoring of catastrophe. Also, the Company relies primarily on a small number of reinsurers, as discussed previously in Note E--Reinsurance.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

NOTE P--PREFERRED STOCK

The Company's Preferred Stock may be issued from time to time by the Board of Directors in one or more series and classes and with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

NOTE Q--SUBSEQUENT EVENTS

Effective January 1, 1998, the Company entered into an Aggregate Excess of Loss Reinsurance Agreement (Stop Loss) with Zurich N.A. for the 1998 and 1999 accident years. The new agreement includes selected programs underwritten by United Capitol, Western, and selected core programs of Frontier Insurance and Frontier Pacific which were part of the original 1995-1997 Stop Loss Agreement. Under the terms of the agreement, Zurich N.A. provides reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for subject insurance programs. The maximum amount recoverable for an accident year is 240% of the reinsurance premium paid for the accident year or $230,000,000 in the aggregate for the two years.

On January 7, 1998, the Company completed its acquisition of Acceleration Life Insurance Company ("Accel") from Acceleration National Corporation ("ANIC")for approximately $27,900,000. Accel, a life insurance company domiciled in Ohio, underwrites credit life and credit accident and health insurance primarily through auto dealers. The state of Missouri approved, for statutory reporting purposes, the recording of this transaction at December 31, 1997. In conjunction with this transaction, the Company also purchased a book of warranty business for $10,300,000. A separate reinsurance agreement was executed with ANIC in which ANIC transferred the unearned premium and claim reserves as of January 1, 1988. For statutory reporting purposes, the $10,300,000 was treated as goodwill and, accordingly, charged directly to unassigned surplus at December 31, 1997.

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTAL DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1997 and 1996 (in thousands, except per share data):

                                        1997                                  1996
                         ------------------------------------    ----------------------------------
                           1st      2nd      3rd       4th        1st      2nd      3rd      4th
                         -------  -------  --------  --------    -------  -------  -------  -------
Net premiums earned      $77,807  $76,017  $103,216  $109,804    $58,294  $66,148  $70,327  $71,220
Total net investment
  income                  12,614   13,319    14,786    19,625      8,477    9,202    9,429   11,825
Net income (loss)         11,904   15,419    14,758    (9,799)     9,264    9,769    9,513   11,521

Per share data:

Basic earnings (loss) per
 common share                .41      .53       .47      (.29)       .32      .34      .33      .39
Diluted earnings (loss)
  per common share           .37      .46       .42      (.20)       .32      .34      .33      .37

In 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All numbers of shares outstanding for the period have been adjusted to reflect the effects of stock dividends and stock splits.

Due to changes in the number of average common stock and equivalent shares outstanding, quarterly earnings per share may not add to the totals for the years.

In the fourth quarter 1997 and the second quarter 1996, the Company increased reserves related to prior years by approximately $35,000,000 and $13,000,000, respectively. The 1997 reserve increase was attributed to reserve strengthening in the fourth quarter. The 1996 reserve increase was entirely offset by subrogation recoverable recognized in connection with the favorable Court of Appeals decision.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

BALANCE SHEETS
(dollar amounts in thousands, except per share data)

                                                                   December 31
                                                         -------------------------------
                                                           1997                   1996
                                                         --------               --------
ASSETS
Investments in subsidiaries                              $581,002              $354,230
Equity investees                                           11,938                 2,937
Short-term investments                                      5,550                63,902
Cash                                                        2,498                   422
Real estate, equipment and software--at cost, less
  accumulated depreciation and amortization
  (1997--$4,985; 1996--$3,442)                              6,974                 7,227
Intangible assets, less accumulated amortization
  (1997--$2,237; 1996--$3,221)                              1,621                 2,238
Other assets                                               20,604                10,192
                                                         --------              --------
  TOTAL ASSETS                                           $630,187              $441,148
                                                         ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Convertible subordinated debentures
  due to subsidiary trust                                $166,703              $166,953
Accrued expenses and other liabilities                      9,779                 5,621
                                                         --------              --------
  TOTAL LIABILITIES                                       176,482               172,574

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
     (authorized and unissued: 1,000,000 shares)
Common stock; par value $.01 per share;
     (shares authorized:  50,000,000,
     shares issued:  1997--34,017,544; 1996--29,379,104)      340                   294
Additional paid-in capital                                367,914               221,837
Net unrealized gains on investments held
     by subsidiaries (net of tax)                          20,238                 4,807
Retained earnings                                          65,995                42,424
                                                         --------              --------
  SUBTOTAL                                                454,487               269,362
   Less treasury stock--at cost (1997--90,450 shares;
           1996--91,080 shares)                               782                   788
                                                         --------              --------
  TOTAL SHAREHOLDERS' EQUITY                              453,705               268,574
                                                         --------              --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $630,187              $441,148
                                                         ========              ========

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
(dollar amounts in thousands)

                                                          Year Ended December 31
                                                -----------------------------------------
                                                 1997              1996             1995
                                                ------            ------           ------
REVENUES
 Dividend income from subsidiary                                 $ 1,500
 Investment income                             $ 4,125             1,256           $1,544
 Realized capital losses                                                             (377)
                                               -------           -------           ------
                         TOTAL REVENUES          4,125             2,756            1,167

EXPENSES
 Operating and administrative                    7,018               582              714
 Interest expense                               11,842             4,169              895
                                               -------           -------           ------
                         TOTAL EXPENSES         18,860             4,751            1,609
                                               -------           -------           ------

LOSS BEFORE FEDERAL
         INCOME TAXES AND EQUITY
         IN UNDISTRIBUTED INCOME OF
               SUBSIDIARIES                    (14,735)           (1,995)            (442)

Federal income tax benefit (1)                  (5,324)           (2,337)            (207)
                                               -------           -------           ------

   INCOME (LOSS) BEFORE EQUITY
          IN UNDISTRIBUTED INCOME
              OF SUBSIDIARIES                   (9,411)              342             (235)

Equity in undistributed
 income of subsidiaries                         41,693            39,725           31,446
                                               -------           -------           ------

   NET INCOME                                  $32,282           $40,067          $31,211
                                               =======           =======          =======

--------------------

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

FRONTIER INSURANCE GROUP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

                                                          Year Ended December 31,
                                               -------------------------------------------
                                                   1997              1996            1995
                                               ----------         ----------       -------
OPERATING ACTIVITIES
 Income (loss) before equity in
  undistributed income of subsidiaries             $(9,411)       $    342      $    (235)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Change in federal income taxes                 (2,796)         (1,558)         2,447
     Change in due from subsidiaries                (2,407)           (215)        (4,838)
     Depreciation and amortization                   2,618           2,287          1,788
     Realized capital losses                                                          377
     Other                                          (1,522)         (1,692)           721

        NET CASH PROVIDED BY
        (USED IN) OPERATING ACTIVITIES             (13,518)           (836)           260
INVESTING ACTIVITIES
 Capital contributions to subsidiaries             (29,644)        (69,800)       (19,445)(1)
 Purchases of wholly-owned subsidiaries           (140,499)           (221)
 Sales of equity securities                                                         4,017
 Net sales (purchases) of
  short-term investments                            58,352         (62,726)        (1,129)
 Change in equity investees                         (9,001)             (2)        (2,400)
 Purchase of real estate                                                             (395)
 Purchases of equipment                             (1,362)         (2,181)        (1,634)
 Purchase of policy renewal rights                                      (8)          (426)
 Other                                                 314
                                                  --------        --------       --------

       NET CASH USED IN
       INVESTING ACTIVITIES                       (121,840)       (134,938)       (21,412)
FINANCING ACTIVITIES
 Proceeds from convertible debentures                              166,914
 Proceeds from borrowings                           62,000           7,100         25,000
 Repayment of borrowings                           (62,000)        (32,100)
 Issuance of common stock                          146,110           1,103            378
 Cash dividends paid                                (8,240)         (6,920)        (6,243)
 Reissuance (purchases) of treasury stock               19                           (134)
 Other                                                (455)
                                                   -------        --------       --------

       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                        137,434         136,097         19,001
                                                   -------        --------      ---------
       INCREASE (DECREASE) IN CASH                   2,076             323         (2,151)
       Cash at beginning of year                       422              99          2,250
                                                  --------        --------      ---------
        CASH AT END OF YEAR                       $  2,498        $    422       $     99
                                                  ========        ========      =========


(1) In conjunction with the cash capital contribution, the Company transferred $28 million of equity securities to its subsidiary, for a total contribution of $47.4 million.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

SCHEDULE IV--REINSURANCE

FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

(dollar amounts in thousands)

         Col. A               Col. B                Col. C             Col. D       Col. E
------------------------     ---------    -----------------------     --------     --------
                                                                                  Percentage
                                           Ceded to      Assumed                   of Amount
                                             Other     from Other        Net      Assumed to
       Description             Direct      Companies    Companies       Amount        Net
------------------------     ---------    ----------   ----------     --------    -----------
Year ended December 31, 1997:
 Premiums written:
    General liability        $165,471      $ 40,434       $ 5,480      $130,517       4.2%
    Medical malpractice       120,867        20,597           134       100,404        .1
    Surety                     75,862        14,620           626        61,868       1.0
    Specialty personal lines   67,477        40,543         8,136        35,070      23.2
    Credit related products    45,144        32,778           310        12,676       2.4
    Workers' compensation      24,196        17,565           715         7,346       9.7
    Commercial earthquake      14,688         6,726                       7,962
    Other                      52,791        25,356         5,738        33,173      17.4
                             --------       -------       -------       --------    ------
    TOTAL                    $566,496      $198,619       $21,139      $389,016       5.4%
                             ========      ========       =======      =========    =======

Year ended December 31, 1996:
 Premiums written:
   Medical malpractice       $139,233       $19,580                    $119,653
   General liability          108,984        19,443        $4,439        93,980       4.7%
   Surety                      65,074         8,749           307        56,632       0.5
   Workers' compensation       25,125        19,176           304         6,253       4.9
   Commercial earthquake       16,396         4,637           145        11,904       1.2
   Specialty personal lines     7,405         6,772            32           665       4.8
   Other                       31,841        12,579         3,514        22,776      15.4
                              -------        ------        -------      --------     -----
    TOTAL                    $394,058       $90,936        $8,741      $311,863       2.8%
                             ========       =======        =======     ========      ======

Year ended December 31, 1995:
 Premiums written:
    Medical malpractice      $117,431       $18,049                    $ 99,382
    General liability          65,900        12,841        $3,813        56,872       6.7%
    Surety                     49,137         5,734           142        43,545       0.3
    Workers' compensation      11,047         1,683           569         9,933       5.7
    Commercial earthquake       4,067         1,159                       2,908
    Specialty personal lines       45             9           523           559      93.6
    Other                      11,595         4,082            45         7,558       0.6
                             --------       -------        ------      --------      -----
   TOTAL                     $259,222       $43,557        $5,092      $220,757       2.3%
                             ========      ========        ======      ========      =====


                                      F-39







                                             SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                            FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                                                     (dollar amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------
               COL. A                     COL. B                         COL. C                   COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                        ------------------------------------
             Description                 Balance at            (1)                 (2)             Deductions      Balance at
                                         Beginning of   Charged to Costs     Charged to Other       Describe         end of
                                           Period        and Expenses       Accounts-Describe                        Period
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
 Reserves and allowances deducted
   from asset accounts:
     Allowance for doubtful accounts        $2,285             $541                                     $35(A)        $2,791
     Allowance for possible reinsurance
        uncollectible amounts                  517               66                                     273(A)           310

Year ended December 31, 1996:
 Reserves and allowances deducted
F-40 from asset accounts:
     Allowance for doubtful accounts        $3,391            $ 365                                  $1,471(A)        $2,285
     Allowance for possible reinsurance
        uncollectible amounts                  115              402                                                      517

Year ended December 31, 1995:
 Reserves and allowances deducted
   from asset accounts:

     Allowance for doubtful accounts        $2,237           $1,154                                                   $3,391
     Allowance for possible reinsurance
        uncollectible amounts                  115                                                                       115

(A) Amounts charged off.

SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                              (Net of Reinsurance)

                             (amounts in thousands)

Col. A         Col. B     Col. C       Col. D     Col. E    Col. F    Col. G      Col. H          Col. I        Col. J      Col. K
-------        ------     ------       ------     ------    ------    ------      ------          ------        ------      ------
                                                                              Claims and Claim
                                                                            Adjustments Expenses
                            Net                                              Incurred Related to  Amortization
              Deferred  Unpaid Claims  Discount,                      Total  -------------------   of Deferred Paid Claims
               Policy     and Claim     if any,     Net                Net      (1)      (2)         Policy      and Claim   Net
Affiliation Acquisition  Adjustment  Deducted in  Unearned  Earned Investment  Current  Prior      Acquisition  Adjustment Premiums
with           Costs     Expenses     Column C    Premiums Premiums  Income     Year    Years        Costs       Expenses   Written
Registrant
----------- -----------  ----------   ---------   --------  ------- ---------   -----   ------      -----------   ---------  -------
1997
 Consolidated  $55,634    $488,310                $292,115 $366,844  $60,344    $221,281  $13,287     $83,586    $206,837  $389,016
1996
 Consolidated   32,871     373,606                 153,325  265,989   38,933     160,470   (4,479)     57,540     129,786   311,863
1995
 Consolidated   18,797     294,393                 101,741  196,220   30,055     126,764   (7,514)     42,258      93,564   220,757

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRONTIER INSURANCE GROUP, INC.

                                     By:  /s/ HARRY W. RHULEN
                                              ----------------------------
                                                   Harry W. Rhulen
                                          Chairman of the Board and President

                                     Date: March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature and Title                                   Date


/s/     HARRY W. RHULEN                               March  31, 1998
-------------------------------------
        Harry W. Rhulen
  Chairman of the Board, President
           and Director
   (Principal Executive Officer)

/s/ SUZANNE RHULEN LOUGHLIN                           March 31, 1998
-------------------------------------
    Suzanne Rhulen Loughlin
    Executive Vice President
          and Director

/s/     PETER L. RHULEN                               March 31, 1998
-------------------------------------
        Peter L. Rhulen
            Director

/s/  LAWRENCE E. O'BRIEN                              March 31, 1998
-------------------------------------
     Lawrence E. O'Brien
           Director

/s/   DOUGLAS C. MOAT                                 March 31, 1998
-------------------------------------
      Douglas C. Moat
          Director

/s/     ALAN GERRY                                    March 31, 1998
-------------------------------------
        Alan Gerry
         Director

/s/      MARK H. MISHLER                              March 31, 1998
-------------------------------------
        Mark H. Mishler
    Vice President-Treasurer
   and Chief Financial Officer
    (Principal Financial and
       Accounting Officer)

                         FRONTIER INSURANCE GROUP, INC.

                             -----------------------

                                   EXHIBITS TO

                           ANNUAL REPORT ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

                                INDEX TO EXHIBITS

 3.1(a) Copy of Registrant's Restated Certificate of Incorporation....................(1)

 3.2    Copy of Registrant's By-Laws..................................................(2)

 4.1    Indenture dated as of October 16, 1996 between the Registrant and The
          Bank of New York, as trustee, with form of Debenture attached as Exhibit
          A thereto...................................................................(8)

10.1    Copy of Registrant's Stock Option Plan, including forms of option.............(1)

10.2(a) Copy of Employment Agreement between Registrant and Walter A. Rhulen..........(5)

10.6    Copy of Registrant's Profit Sharing Plan......................................(2)

10.7    Copy of Asset Purchase Agreement between Registrant and Rhulen Agency,
          Inc.........................................................................(3)

10.8    Copy of Insurance Placement Agreement between Frontier Insurance Company and Markel Service, Incorporated............................................(3)

10.9    Copy of Agency Agreement between Frontier Insurance Company and Markel
          Service, Incorporated.......................................................(3)

10.10   Copy of Registrant's 1992 Incentive and Non-Incentive Stock Option Plan
        ..............................................................................(4)

10.11   Copy of Division of Business and Non-Competition Agreement between
          Markel Service, Inc. and Frontier Insurance Company.........................(4)

10.12   Description of Registrant's Executive Bonus Plan..............................(5)

10.13   Copy of Credit Agreement between Registrant and The Bank of New York..........(6)

10.14   Stock Purchase Agreement dated February 29, 1996 among Frontier
          Insurance Company Acquisition Corp. and, for purposes of Section 2.3(c)
          and Article 11 only, Capsure Holdings Corp..................................(7)

10.15   United Capitol Holding Company and Subsidiaries Financial Statements as
          of December 31, 1995 and 1994 (with Independent Auditors' Report thereon) and Unaudited Interim Condensed Consolidated Financial
          Statements as of March 31, 1996.............................................(7)

10.15a  Stock Purchase Agreement dated March 28, 1997 between Mercury Finance
          Company and Frontier Insurance Group, Inc...................................(9)

10.15b  First Amendment to Stock Purchase Agreement dated May 29, 1997................(9)

10.15c  Second Amendment to Stock Purchase Agreement dated June 3, 1997...............(9)

10.16   Frontier Insurance Group, Inc. and Subsidiaries' Unaudited Pro Forma
          Condensed Consolidated Statements of Income for the Year Ended December
          31, 1995 and Three Months Ended March 31, 1996, and Balance Sheet as of
          March 31, 1996 together with the related Notes thereto......................(7)




10.16a  Credit Agreement dated June 3, 1997 between Frontier Insurance Group,
          Inc. and Deutsche Bank AG, New York Branch and/or Cayman Islands Branch,
          individually and as administrative agent....................................(9)

10.17   Amended and Restated Declaration of Trust dated as of October 16, 1996 among Registrant, as sponsor. Walter A. Rhulen and Peter H. Foley, as regular trustees. The Bank of New York, as property trustee, and The
          Bank of New York (Delaware), as Delaware trustee, with the terms of the
          Preferred Securities attached as Annex I thereto, and the form of
          Preferred Security attached as Exhibit A-1 thereto..........................(8)

10.17a  Stock Purchase Agreement dated October 3, 1997 among The Galtney Group,
          Inc., Galtney Holdings, Inc., Healthcare Insurance Services, Inc. and
          Registrant.................................................................(10)

10.18   Preferred Securities Guarantee Agreement dated as of October 16, 1996 between the Registrant and The Bank of New York, as trustee for the benefit of the holders from time to time of the Preferred
          Securities..................................................................(8)

10.18a  Asset Purchase Agreement dated December 1, 1997 by and between Medical
          Professional Liability Agency, Ltd. and FPIC Insurance Agency, Inc. and
          for purposes of Sections 5.1, 5.2, 5.3 and 5.4 only, Frontier Insurance
          Company....................................................................(10)

10.19   Registration Rights Agreement dated as of October 16, 1996 among
          Registrant, Frontier Financing Trust, and Merrill Lynch & Co., Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette
          Securities Corporation, Oppenheimer & Co., Inc. and Stephens Inc., as
          representatives of the initial purchasers of the Preferred
          Securities..................................................................(8)

10.19a  Stock Acquisition Agreement dated October 20, 1997 among Lyndon
          Insurance Group, Inc., Lyndon Life Insurance Company and ACCEL
          International Corporation..................................................(10)

10.20   Asset Purchase Agreement dated October 20, 1997 among Lyndon Property
          Insurance Company, ACCEL International Corporation and Acceleration
          National Insurance Company.................................................(11)

10.21   Amended copy of Registrant's 1992 Incentive and Non-Incentive Stock
          Option Plan................................................................(11)

12      Statement RE: Computation of Ratio of Earnings to Fixed Charges..............

21(a)   List of Registrant's
          Subsidiaries...............................................................

23      Consent of Independent Auditors..............................................

29      Schedule P of Annual Statement for year ended December 31, 1997, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of
          Regulation ST, of Frontier Insurance Company, Frontier Pacific
          Insurance Company, Lyndon Property Insurance Company and Western
          Indemnity Insurance Company, as filed with the New York State
          Department of Insurance, the California Department of Insurance, the
          Missouri Department of Insurance and the Texas Department
          of Insurance respectively..................................................


----------
(1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-7340) and incorporated herein by reference.

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

(8) Filed as the same numbered Exhibit to the Registrant's Report on Form 8-K dated October 16, 1996 and incorporated herein by reference.


(9) Filed as the same numbered exhibit to the Registrant's Report on Form 8-K dated June 3, 1997 and incorporated herein by reference.


(10) Filed as the same numbered exhibit to the Registrant's Report on Form 8-K dated December 1, 1997 and incorporated herein by reference.



(11) Filed as the same numbered exhibit to the Registrant's Report on Form 8-K dated December 31, 1997 and incorporated herein by reference.