Form 10-Q
period 1998-03-31
FRONTIER INSURANCE GROUP INC
filed 1998-05-15
CIK 797496

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

           [x] Yes                                             [ ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 13,1998 was 33,956,577.

================================================================================


                               Page 1 of 16 pages

                         FRONTIER INSURANCE GROUP, INC.


                                           INDEX                                             PAGE
                                           -----                                             ----
PART I -  FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets at March 31, 1998 (Unaudited)
                and December 31, 1997..................................................      3-4

                Consolidated Statements of Income and Comprehensive
                Income (Unaudited) for the Three Months Ended
                March 31, 1998 and 1997................................................        5

                Consolidated Statements of Cash Flows (Unaudited) for
                the Three Months Ended March 31, 1998 and 1997.........................        6

                Notes to Consolidated Financial Statements (Unaudited).................      7-9

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................    10-14

PART II-  OTHER INFORMATION

    Item 1.     Legal Proceedings......................................................       15

    Item 2.     Changes in Securities..................................................       15

    Item 3.     Defaults upon Senior Securities........................................       15

    Item 4.     Submission of Matters to a Vote of Security Holders....................       15

    Item 5.     Other Information......................................................       15

    Item 6.     Exhibits and Reports on Form 8-K.......................................       15

    Signature   .......................................................................       16


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                          (dollar amounts in thousands)


                                                                         March 31,      December 31,
                                                                            1998            1997
                                                                         ----------      ----------
                                                                          (Unaudited)

Investments:
Securities, available for sale--at fair value:
    Fixed maturities (amortized cost:  1998--$1,163,985; 1997--
       $1,053,540)                                                       $1,188,821      $1,079,740
    Equity securities (cost:  1998--$31,742; 1997--$17,256)                  36,645          20,281
Limited investment partnerships                                              20,189          17,758
Equity investees                                                             14,196          14,108
Short-term investments                                                       70,602         117,568
                                                                         ----------      ----------
        TOTAL INVESTMENTS                                                 1,330,453       1,249,455

Cash                                                                         15,271          11,804
Agents' balances due, less allowances for doubtful accounts
    (1998--$2,223; 1997--$2,146)                                             74,145          69,889
Premiums receivable from insureds, less allowances for doubtful accounts
    (1998--$568; 1997--$645)                                                 29,661          26,307
Net reinsurance recoverables, less allowances for doubtful accounts
    (1998--$310; 1997--$310)                                                419,374         391,168
Accrued investment income                                                    15,866          14,970
Federal income taxes recoverable                                              4,093           7,292
Deferred policy acquisition costs                                            68,426          55,634
Deferred federal income tax asset                                            24,579          29,045
Home office building, property and equipment--at cost, less accumulated
    depreciation and amortization (1998--$16,713;  1997--$15,075)            51,528          48,298
Intangible assets, less accumulated amortization (1998--$8,503; 1997--
     $4,770)                                                                 58,167          29,885
Other assets                                                                 40,718          41,966
                                                                         ----------      ----------
        TOTAL ASSETS                                                     $2,132,281      $1,975,713
                                                                         ==========      ==========


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY
              (dollar amounts in thousands, except per share data)


                                                                    March 31,          December 31,
                                                                      1998                 1997
                                                                   ----------           ----------
                                                                     (Unaudited)

LIABILITIES
  Policy liabilities:
    Unpaid losses                                                  $  674,142           $  635,719
    Unpaid loss adjustment expenses                                   148,572              144,325
    Unearned premiums                                                 479,790              404,042
                                                                   ----------           ----------
         TOTAL POLICY LIABILITIES                                   1,302,504            1,184,086
    Funds held under reinsurance contracts                            117,006              111,879
    Bank debt                                                           5,000
    Cash dividend payable to shareholders                               2,376                2,375
    Other liabilities                                                  69,445               56,965
                                                                   ----------           ----------
         TOTAL LIABILITIES                                          1,496,331            1,355,305

COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST
IN COMPANY'S CONVERTIBLE  SUBORDINATED DEBENTURES                     166,736              166,703

SHAREHOLDERS' EQUITY--
    Preferred stock, par value $.01 per share (shares authorized and unissued: 1,000,000)
    Common stock, par value $.01 per share (shares authorized:
       50,000,000, shares  issued:  1998--34,028,424;
       1997--34,017,454)                                                  340                  340
    Additional paid-in capital                                        367,635              367,914
    Retained earnings                                                  81,363               65,995
    Accumulated other comprehensive income, net of tax                 20,658               20,238
                                                                   ----------           ----------
       SUBTOTAL                                                       469,996              454,487
    Less treasury stock--at cost (90,450 shares)                          782                  782
                                                                   ----------           ----------
       TOTAL SHAREHOLDERS' EQUITY                                     469,214              453,705
                                                                   ----------           ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $2,132,281           $1,975,713
                                                                   ==========           ==========

Book value per share                                                   $13.83               $13.37
                                                                       ======               ======




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
              (dollar amounts in thousands, except per share data)



                                                                      Three Months
                                                                      Ended March 31,
                                                                ------------------------
                                                                  1998            1997
                                                                ---------       --------

REVENUES
  Premiums written                                               $213,932       $105,812
  Premiums ceded                                                  (79,654)       (26,499)
                                                                ---------       --------
         NET PREMIUMS WRITTEN                                     134,278         79,313
  Increase in net unearned premiums                               (17,066)        (1,506)
                                                                ---------       --------
         NET PREMIUMS EARNED                                      117,212         77,807
  Net investment income                                            18,566         11,893
  Realized capital gains                                            2,284            721
                                                                ---------       --------
         TOTAL NET INVESTMENT INCOME                               20,850         12,614
  Net proceeds from company held life insurance policy              4,400
                                                                ---------       --------
         TOTAL REVENUES                                           142,462         90,421

EXPENSES
  Losses                                                           54,067         31,116
  Loss adjustment expenses                                         22,956         14,558
  Amortization of policy acquisition costs                         25,896         15,951
  Underwriting and other expenses                                  13,567          9,216
  Minority interest in income of consolidated subsidiary trust      2,763          2,732
                                                                ---------       --------
         TOTAL EXPENSES                                           119,249         73,573
                                                                ---------       --------

INCOME BEFORE INCOME TAXES                                         23,213         16,848

INCOME TAXES
  State                                                               569            103
  Federal                                                           4,901          4,841
                                                                ---------       --------
         TOTAL  INCOME TAXES                                        5,470          4,944
                                                                ---------       --------
         NET INCOME                                                17,743         11,904

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on securities
      Unrealized gains (losses) arising during the period,
         net of tax                                                 1,905         (7,211)
      Less reclassification adjustments for realized gains
         included in net income, net of tax                        (1,485)          (469)
                                                                ---------       --------
         TOTAL OTHER COMPREHENSIVE INCOME                             420         (7,680)
                                                                ---------       --------
         TOTAL COMPREHENSIVE INCOME                               $18,163         $4,224
                                                                =========       ========

PER SHARE DATA:
  BASIC EARNINGS PER COMMON SHARE                                    $.52           $.41
                                                                     ====           ====
  DILUTED EARNINGS PER COMMON SHARE                                  $.47           $.37
                                                                     ====           ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(in thousands):
  BASIC                                                            33,929         29,388
  DILUTED                                                          41,612         36,997


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (dollar amounts in thousands)


                                                                             Three Months
                                                                           Ended March 31,
                                                                       ----------------------
                                                                         1998           1997
                                                                       --------       -------

OPERATING ACTIVITIES
  Net income                                                            $17,743       $11,904
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                                   53,180        25,237
        Increase in reinsurance balances                                 (2,806)       (8,953)
        Increase in agents' balances and premiums receivable             (6,991)       (1,500)
        Increase in deferred policy acquisition costs                   (12,792)       (3,963)
        Increase in accrued investment income                              (663)         (414)
        Deferred income tax expense                                       1,491         2,220
        Depreciation and amortization                                     4,681         1,551
        Realized capital gains                                           (2,284)         (721)
        Other, net                                                       18,369        (6,455)
                                                                       --------       -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      69,928        18,906

INVESTING ACTIVITIES
  Proceeds from sales of fixed maturities                                46,786        14,116
  Proceeds from calls, paydowns and maturities of fixed maturities       38,212        22,918
  Proceeds from sales of equity securities                                2,276         1,636
  Purchases of fixed maturities                                        (169,315)      (68,857)
  Purchases of equity maturities                                        (15,089)       (7,034)
  Net sales of short-term investments                                    73,313        31,288
  Additions and improvement to home office building,
      and purchases of property and equipment                            (4,154)       (3,939)
  Purchase of wholly-owned subsidiary, net of cash acquired             (28,112)
  Purchases of intangible assets                                        (10,339)
  Other, net                                                             (2,386)          (79)
                                                                       --------       -------
          NET CASH USED IN INVESTING ACTIVITIES                         (68,808)       (9,951)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                5,000
  Cash dividends paid                                                    (2,375)       (1,904)
  Issuance of common stock                                                  119           305
  Additional costs related to public common stock offering                 (397)
                                                                       --------       -------
          NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES          2,347        (1,599)
                                                                       --------       -------

          INCREASE IN CASH                                                3,467         7,356

          CASH AT BEGINNING OF YEAR                                      11,804         8,332
                                                                       --------       -------

          CASH AT END OF YEAR                                           $15,271       $15,688
                                                                        =======       =======


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. In October 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basis earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where appropriate have been restated to conform to the Statement 128 requirements.

3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows:

    Declaration    Record       Payment             Type of            Cash          Number of
      Date          Date         Date              Dividend            Paid        Shares Issued
    -----------    ------       -------            --------            ----        -------------
                                                  (in thousands)

    11/21/96       12/27/96     01/14/97     $.065 per share cash      $1,904            N/A
    02/27/97       03/24/97     04/18/97     $.065 per share cash      $1,905            N/A
    05/22/97       06/30/97     07/21/97     100% stock                  N/A         14,735,962
    05/22/97       06/30/97     07/21/97     $.07 per share cash       $2,057            N/A
    08/14/97       09/30/97     10/17/97     $.07 per share cash       $2,374            N/A
    11/13/97       12/31/97     01/20/97     $.07 per share cash       $2,375            N/A
    02/06/98       03/31/98     04/21/98     $.07 per share cash       $2,376            N/A


4. At March 31, 1998, options to purchase 1,453,382 shares of common stock, at per share exercise prices ranging from $9.43 to $19.38 were outstanding, compared to options to purchase 1,272,385 shares of common stock, at per share exercise prices ranging from $9.43 to $19.88, outstanding at March 31, 1997 under the Company's stock option plans (the "Plans"). Options to purchase 529,007 and 261,380 shares of common stock were exercisable at March 31, 1998 and March 31, 1997, respectively, under the Plans.

    During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 825,000 and 148,500 shares, respectively, of the Company's common stock at $22.73 per share at any time through December 31, 1999, which options were outstanding at March 31, 1998.

    The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended March 31, 1998 and 1997, the Company recognized and accrued (reduced) reinsurance contingent profit commissions earned of ($133,000) and $574,000, respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:

                                                      March 31, 1998        December 31, 1997
                                                      --------------        -----------------
                                                                 (in thousands)

    Ceded paid losses recoverable                         $ 23,533                $ 21,460
    Ceded unpaid losses and LAE                            317,407                 291,734
    Ceded unearned premiums                                127,123                 111,927
    Ceded reinsurance payable                              (48,689)                (33,953)
                                                          --------                --------
         TOTAL                                            $419,374                $391,168
                                                          ========                ========



    The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:

                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                             1998                    1997
                                                             ----                    ----
                                                                   (in thousands)

    Ceded premiums earned                                  $72,834                 $32,842
    Ceded incurred losses                                   46,233                  27,685
    Ceded incurred LAE                                       4,489                   4,705



    The effect of reinsurance on premiums written and earned at March 31, 1998 and 1997 was as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                           1998                                1997
                                           ----                                ----
                                         Premiums                            Premiums
                                         --------                            --------
                                    Written        Earned             Written         Earned
                                    --------       --------           --------       --------

                                                       (in thousands)

    Direct                          $187,820       $176,366           $104,244       $108,553
    Assumed                           26,112         13,680              1,568          2,096
    Ceded                            (79,654)       (72,834)           (26,499)       (32,842)
                                    --------       --------           --------       --------
    Net                             $134,278       $117,212           $ 79,313       $ 77,807
                                    ========       ========           ========       ========


7. In the first quarter of 1997, the Company adopted Financial Accounting Standards Board Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"), which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The adoption excluded the provisions that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral, which will be adopted in 1997 pursuant to the proposed amendment. The adoption of FASB 125 did not have a material impact to the Company's financial position or results of operations.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board's statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    Total comprehensive income amounted to $18,163,000 and $4,224,000 for the three-month periods ending March 31, 1998 and 1997, respectively.

    The components of comprehensive income, as of March 31, 1998 and 1997 are as follows:

                                                                        March 31,
                                                                -------------------------
                                                                 1998               1997
                                                                -------           -------

    Net income                                                  $17,743           $11,904
    Other comprehensive income
        Unrealized gains (losses), net of taxes of
        $226 in 1998 and ($4,135) in 1997                           420            (7,680)
                                                                -------           -------
           TOTAL COMPREHENSIVE INCOME                           $18,163           $ 4,224
                                                                =======           =======


The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                            March 31, 1998     December 31, 1997
                                                            --------------     -----------------
    Unrealized gains on securities                              $20,658            $20,238



In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosures and Segments of an Enterprise and Related Information." Statement 131 is effective for the years beginning after December 15, 1997 and establishes new disclosure requirements related to products and services, geographic areas and major customers on an annual and quarterly basis. Statement 131 requires companies to disclose qualitative and quantitative segment data on the basis that is used by management for evaluating segment performance and deciding how to allocate resources. Although early application is encouraged, segment information is not required to be reported in interim financial statements in the first year of application. The Company is currently evaluating what its meaningful reporting segments will be under Statement 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report, on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in the Annual Report.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                         Three Months           Increase (Decrease)
                                                       Ended March 31,             1997 to 1998
                                                  ----------------------        -----------------
                                                     1998          1997         Amount        %
                                                  --------       -------        -------     -----
                                                          (dollar amounts in thousands)

General liability                                 $ 31,624       $28,010        $ 3,614      12.9
Medical malpractice (including
   dental malpractice)                              27,580        27,907           (327)     (1.2)
Surety                                              15,123        12,720          2,403      18.9
Commercial earthquake                                2,898         1,774          1,124      63.4
Workers' compensation                                2,600           808          1,792     221.8
Specialty personal lines                            13,154           667         12,487   1,872.1
Credit related products                             13,233                       13,233       N/A
Other                                               11,000         5,921          5,079      85.8
                                                  --------       -------        -------
                   Total                          $117,212       $77,807        $39,405      50.6
                                                  ========       =======        =======



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                            Statutory Combined Ratio       GAAP Combined Ratio
                                            ------------------------       -------------------
                                                  Three Months               Three Months
                                                Ended March 31,             Ended March 31,
                                             -------------------           ------------------
                                             1998           1997           1998         1997
                                             ----           ----           ----         ----
Losses                                        48.6%         40.0%           46.1%       40.0%
Loss adjustment expenses (LAE)                20.7          18.7            19.6        18.7
                                              ----          ----            ----        ----
Losses and LAE                                69.3          58.7            65.7        58.7
Acquisition, underwriting, interest, and
  other expenses                              32.6          33.4            33.7        32.3
                                              ----          ----            ----        ----
Total combined ratio                         101.9%         92.1%           99.4%       91.0%
                                             =====          ====            ====        ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

A variety of factors accounted for the 50.6% growth in net premiums earned, the principal factor being increases in the Company's core and new program business and as a result of the acquisitions of Lyndon Property Insurance Company and subsidiaries in June 1997 ("Lyndon"), Western Indemnity Insurance Company ("Western"), Acceleration Life Insurance Company ("Accel") and Environmental Commercial Insurance ("ECI"). This increase was partially offset by a decrease in medical malpractice due to the sale of the Florida medical malpractice effective December 1, 1997, a decrease in commercial earthquake business due to increased reinsurance costs and a decrease in the number of risks insured, increased premiums ceded under the aggregate excess of loss reinsurance treaty, and the planned decrease in a program that insured apartment owners general liability.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, and growth in the dental program endorsed by the Academy of General Dentistry, partially offset by the sale of the Florida business.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services programs, artisans contractor program, demolition contractors, excess employer's liability programs, and in the environmental programs underwritten by United Capitol. These increases were partially offset by a decrease in net premiums earned in the umbrella and apartment owners liability programs.

Growth in surety net premiums earned continued in 1998, and was primarily attributable to expanded writings of license and permit bonds, landfill bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line increased primarily as a result of a greater required participation in the National Workers' Compensation Reinsurance Pools, workers' compensation premiums written in the alternative risk program, and through the acquisition of Western in December 1997.

Net premiums earned for the commercial earthquake program increased primarily due to the growth in the number of policies written in 1997 which are earned pro rata in 1998, partially offset by the planned decrease in this line of business.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance as a result of the acquisition of Regency Insurance Company ("Regency") in September 1996, and Lyndon in June 1997.

Net premiums earned for the credit-related products increased as a result of the acquisition of Lyndon.

Net premiums earned for the other lines of business increased primarily due to increased volume of commercial package and ocean marine policies issued by the Company.

Net investment income for the first quarter of 1998, increased 56.1% from the 1997 first quarter, primarily as a result of cash flow from regular operations and the contribution to investment income from the 1997 acquisitions, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the aggregate excess of loss reinsurance treaty. Total net investment income increased 65.3% due to the aforementioned increase in net investment income and a significantly higher increase in realized capital gains of 216.8%. The average annual pre-tax yield on investments, excluding the charge for funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.7% compared to 6.5% for the 1997 period. The average annual after-tax yield on

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

investments, excluding the charge for funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8% compared to 4.9% for the 1997 period.

Total revenues increased 57.6% as a result of the above.

Total expenses increased by 62.1%, compared to the 50.6% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 68.6% rate as a result of a 73.8% increase in losses and a 57.7% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned due to the $6.8 million addition to reserves, predominantly in the medical malpractice line of business for accident years prior to 1995, substantially offset by a one-time gain of $4.4 million from the proceeds of an insurance policy on the life of the Company's late President and Chief Executive Officer, resulting in a loss and LAE component of the GAAP Combined Ratio 7 percentage points higher than in the comparable 1997 period. The 57.7% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses and to the $6.8 million addition to reserves, of which $2.0 million was allocated to LAE. The 62.3% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, Western and ECI, partially offset by the recognition of $2.5 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The Company also incurred approximately $2.7 million of expenses in 1998 attributable to the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.3 percentage points higher than in the comparable 1997 period. The total GAAP Combined Ratio increased by 8.3 percentage points to 99.4% as a result of the above.

The foregoing changes resulted in income before taxes of $23,213,000 for the 1998 quarter, a 37.8% increase from the comparable 1997 quarter. Net income for the period increased by $ 5,839,000 or 49.1%.

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

At March 31, 1998, $2.1 billion in total assets were comprised of the following:
63.1% cash and investments, 19.7% net reinsurance recoverables, 4.9% premiums receivable, 2.4% home office building and equipment, 4.4% deferred expenses (federal income taxes and policy acquisition costs), and 5.5% other assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1998:

                                                                    Amount
                                               Market            Reflected on         Percent of
        S&P's/Moody's Rating                    Value            Balance Sheet        Portfolio
        --------------------                ----------           -------------        ---------
                                                         (dollar amounts in thousands)

AAA/Aaa (including U.S. Treasuries
          of $40,595)                       $  642,910           $  642,910             54.1%
AA/Aa                                          192,063              192,063             16.2
A/A                                            246,650              246,650             20.7
BBB/Baa                                         81,946               81,946              6.9
All other                                       25,252               25,252              2.1
                                            ----------           ----------            -----
          Total                             $1,188,821           $1,188,821            100.0%
                                            ==========           ==========            =====


Cash flow generated from operations for the three-month periods ended March 31, 1998 and 1997 was $69.9 million, and $18.9 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to shareholders. Cash dividends declared during the three-month periods ended March 31, 1998 and 1997 were $2,376,000 and $1,905,000, respectively.

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

Effective January 1, 1998, the Company entered into an Aggregate Excess of Loss Reinsurance Agreement (Stop Loss) with Zurich N.A. for the 1998 and 1999 accident years. The new agreement includes selected progress underwritten by United Capitol, Western, and selected core programs of Frontier Insurance and Frontier Pacific, which were part of the original 1995-1997 Stop Loss Agreement. Under the terms of the agreement, Zurich N.A. provides reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for subject insurance programs. The maximum amount recoverable for an accident year is 240% of the reinsurance premium paid for the accident year or $230,000,000 in the aggregate for the two years.

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

Shareholder Litigation

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs see an unspecified amount in damages to be proven at trial, reasonable attorneys fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition.

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

DATE:  May 15, 1998                    Frontier Insurance Group, Inc.
                                       ------------------------------
                                                (Registrant)




                                       By:    /s/ Mark H. Mishler
                                              __________________________________
                                              Mark H. Mishler
                                              Vice President - Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)