Form 10-Q
period 1998-06-30
FRONTIER INSURANCE GROUP INC
filed 1998-08-14
CIK 797496

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1998

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

          [x] Yes                                                   [  ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11,1998 was 37,491,674.



================================================================================

                               Page 1 of 19 pages

                         FRONTIER INSURANCE GROUP, INC.


                                      INDEX                                                          PAGE
                                                                                                     ----
PART I -  FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                 Consolidated Balance Sheets at
                 June 30, 1998 (Unaudited) and December 31, 1997...............................       3-4

                 Consolidated Statements of Income and Comprehensive Income (Unaudited)
                 for the Three Months and Six Months  Ended June 30, 1998 and 1997.............         5

                 Consolidated Statements of Cash Flows (Unaudited)
                 for the Six Months Ended June 30, 1998 and 1997...............................         6

                 Notes to Consolidated Financial Statements (Unaudited)........................       7-9

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................     10-16

PART II -  OTHER INFORMATION

    Item 1.      Legal Proceedings.............................................................        17

    Item 2.      Changes in Securities.........................................................        17

    Item 3.      Defaults upon Senior Securities...............................................        17

    Item 4.      Submission of Matters to a Vote of Security Holders...........................        17

    Item 5.      Other Information.............................................................        17

    Item 6.      Exhibits and Reports on Form 8-K..............................................        18

    Signature    ..............................................................................        19


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)


                                                                            June 30,          December 31,
                                                                              1998                1997
                                                                         -------------        -----------
                                                                          (Unaudited)

Investments:
Securities, available for sale--at fair value:
    Fixed maturities (amortized cost: 1998--$1,159,356; 1997--$1,053,540)  $ 1,187,583        $ 1,079,740
    Equity securities (cost: 1998--$36,267; 1997--$17,256);                     40,734             20,281
Limited investment partnerships                                                 27,065             17,758
Equity investees                                                                15,662             14,108
Short-term investments                                                          69,176            117,568
                                                                         -------------        -----------
    TOTAL INVESTMENTS                                                        1,340,220          1,249,455

Cash                                                                            32,074             11,804
Agents' balances due, less allowances for doubtful accounts
    (1998--$2,357; 1997--$2,146)                                                88,509             69,889
Premiums receivable from insureds, less allowances
     for doubtful accounts (1998--$568; 1997--$645)                             27,034             26,307
Net reinsurance recoverables less allowances for
      doubtful accounts (1998--$246; 1997--$310)                               446,004            391,168
Accrued investment income                                                       16,822             14,970
Federal income taxes recoverable                                                 7,318              7,292
Deferred policy acquisition costs                                               82,553             55,634
Deferred federal income tax asset                                               21,216             29,045
Home office building, property and equipment--at cost,
    less accumulated depreciation and amortization
    (1998--$17,821;  1997--$15,075)                                             53,202             48,298
Intangible assets, less accumulated amortization
    (1998--$12,151; 1997--$4,770)                                               54,748             29,885
Other assets                                                                    40,271             41,966
                                                                         -------------      -------------
        TOTAL ASSETS                                                        $2,209,971         $1,975,713
                                                                         =============      =============


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY
              (dollar amounts in thousands, except per share data)

                                                                            June 30,         December 31,
                                                                              1998               1997
                                                                          -----------        -----------
                                                                           (Unaudited)

LIABILITIES
  Policy liabilities:
    Unpaid losses                                                          $  689,939        $   635,719
    Unpaid loss adjustment expenses                                           145,921            144,325
    Unearned premiums                                                         505,753            404,042
                                                                          -----------        -----------
        TOTAL POLICY LIABILITIES                                            1,341,613          1,184,086
  Funds held under reinsurance contracts                                      138,356            111,879
  Bank debt                                                                    10,000
  Cash dividend payable to shareholders                                         2,391              2,375
  Other liabilities                                                            62,786             56,965
                                                                         ------------        -----------
       TOTAL LIABILITIES                                                    1,555,146          1,355,305


COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
COMPANY'S CONVERTIBLE  SUBORDINATED DEBENTURES                                166,787            166,703
SHAREHOLDERS' EQUITY--
    Preferred Stock, par value $.01 per share;
        (shares authorized and unissued--1,000,000)
    Common Stock, par value $.01 per share
        (shares authorized: 150,000,000,
        shares issued: 1998-37,565,899; 1997-37,419,298)                          376                340
    Additional paid-in capital                                                448,928            367,914
    Accumulated other comprehensive income, net of tax                         22,888             20,238
    Retained earnings                                                          16,627             65,995
                                                                        -------------      -------------
       SUBTOTAL                                                               488,819            454,487
    Less treasury stock--at cost (1998--99,322; 1997--99,792 shares)              781                782
                                                                      ---------------    ---------------
       TOTAL SHAREHOLDERS' EQUITY                                             488,038            453,705
                                                                         ------------       ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $2,209,971         $1,975,713
                                                                           ==========         ==========

Book value per share                                                           $13.03             $12.16
                                                                               ======             ======




See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                       Three Months                    Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                      --------------                  --------------
                                                                    1998           1997           1998           1997
                                                                    ----           ----           ----           ----

REVENUES
     Premiums written                                             $216,903       $129,170        $430,835      $234,982
     Premiums ceded                                                (77,566)       (40,023)       (157,220)      (66,523)
                                                                ----------      ---------       ---------     ---------
           NET PREMIUMS WRITTEN                                    139,337         89,147         273,615       168,459
   Increase in net unearned premiums                               (16,761)       (13,130)        (33,827)      (14,635)
                                                                ----------      ---------       ---------     ---------
           NET PREMIUMS EARNED                                     122,576         76,017         239,788       153,824
     Net Investment income                                          19,128         12,825          37,694        24,718
     Realized capital gains                                          1,596            494           3,880         1,215
                                                               -----------    -----------      ----------    ----------
           TOTAL NET INVESTMENT INCOME                              20,724         13,319          41,574        25,933
     Net proceeds from company held life insurance policy                                           4,400
                                                               -----------    -----------      ----------    ----------
           TOTAL REVENUES                                          143,300         89,336         285,762       179,757

EXPENSES
     Losses                                                         54,321         26,105         108,388        57,221
     Loss adjustment expenses                                       14,048          9,930          37,004        24,488
     Amortization of policy acquisition costs                       30,710         19,960          56,606        35,911
     Underwriting and other expenses                                17,227          9,251          30,794        18,511
     Minority interest in income of consolidated subsidiary trust    2,777          2,804           5,464         5,486
     Interest expense                                                  238            284             314           290
                                                               -----------     ----------     -----------   -----------
           TOTAL EXPENSES                                          119,321         68,334         238,570       141,907
                                                               -----------    -----------      ----------    ----------

INCOME BEFORE INCOME TAXES                                          23,979         21,002          47,192        37,850

INCOME TAXES
   State                                                               344            307             913           410
   Federal                                                           6,170          5,276          11,071        10,117
                                                                ----------     ----------       ---------     ---------
           TOTAL INCOME TAXES                                        6,514          5,583          11,984        10,527
                                                                ----------     ----------       ---------     ---------

       NET INCOME                                                 $ 17,465       $ 15,419        $ 35,208       $27,323
OTHER COMPREHENSIVE INCOME, NET                                      2,230          9,621           2,650         1,941
                                                                 ---------      ---------       ---------     ---------
       TOTAL COMPREHENSIVE INCOME                                  $19,695        $25,040         $37,858       $29,264
                                                                   =======        =======         =======       =======

PER SHARE DATA:
     Primary earnings per common                                      $.47           $.48             $.94         $.85
                                                                      ====           ====             ====         ====
     Fully diluted earnings per common share                          $.42           $.43             $.85         $.77
                                                                      ====           ====             ====         ====

WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING (in thousands):
     Primary                                                        37,395         32,301           37,369       32,288
     Fully diluted                                                  45,883         40,396           45,858       40,383



See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                             -------------------------
                                                                                  1998          1997
                                                                             ----------      ---------

OPERATING ACTIVITIES
  Net income                                                                  $  35,208      $  27,323
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Increase in policy liabilities                                           92,289         31,942
        Increase in reinsurance balances                                        (32,247)        (6,193)
        Increase in agents' balances and premiums receivable                    (18,728)        (2,146)
        Increase in deferred policy acquisition costs                           (26,919)        (8,112)
        Increase in accrued investment income                                    (1,619)          (778)
        Deferred income tax expense                                               3,590          1,312
        Depreciation and amortization                                             9,396          3,220
        Realized capital gains                                                   (3,880)        (1,215)
        Other, net                                                               34,631          2,969
                                                                             ----------      ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                             91,721         48,322

INVESTING ACTIVITIES
  Proceeds from sales of fixed maturities                                        91,743         40,532
  Proceeds from calls, paydowns and maturities of fixed maturities               71,770         37,617
  Proceeds from sales of equity securities                                        9,098          2,100
  Purchases of fixed maturities                                                (243,196)      (142,100)
  Purchases of equity securities                                                (25,860)
  Net sales of short-term investments                                            74,739         45,511
  Additions and improvement to home office building, and                         (6,937)        (3,024)
     purchases of property and equipment
  Purchase of wholly-owned subsidiary, net of cash acquired                     (28,112)       (89,055)
  Purchases of intangible assets                                                (13,313)        (3,000)
  Other, net                                                                     (7,874)          (495)
                                                                            -----------    -----------
           NET CASH USED IN  INVESTING ACTIVITIES                               (77,942)      (111,914)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                       10,000         62,000
  Cash dividends paid                                                            (4,751)        (3,809)
  Issuance of common stock                                                        1,635          1,037
  Additional costs related to public common stock offering                         (397)             5
  Reissuance of treasury stock                                                        4
                                                                          -------------    -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,491         59,233

           INCREASE (DECREASE) IN CASH                                           20,270         (4,359)

           CASH AT BEGINNING OF YEAR                                             11,804          8,332
                                                                               --------     ----------

           CASH AT END OF PERIOD                                                $32,074      $   3,973
                                                                                =======      =========


See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows:


    Declaration      Record        Payment               Type of              Cash          Number of
       Date           Date           Date                Dividend             Paid        Shares Issued
    -----------      ------        -------        -------------------       --------      -------------

    02/27/97         03/24/97      04/18/97       $.065 per share cash      $1,905                N/A
    05/22/97         06/30/97      07/21/97       100% stock                   N/A            14,735,962
    05/22/97         06/30/97      07/21/97       $.07 per share cash       $2,057                N/A
    08/14/97         09/30/97      10/17/97       $.07 per share cash       $2,374                N/A
    11/13/97         12/31/97      01/20/98       $.07 per share cash       $2,375                N/A
    02/06/98         03/31/98      04/21/98       $.07 per share cash       $2,376                N/A
    06/01/98         06/30/98      07/20/98       $.07 per share cash       $2,384                N/A
    06/01/98         07/01/98      07/20/98       10% stock                 $       7(1)       3,414,296


    (1) Cash in lieu of fractional shares.

4. At June 30, 1998, options to purchase 953,332 shares of Common Stock, at per share exercise prices ranging from $8.57 to $30.63 were outstanding, compared to options to purchase 958,536 shares of Common Stock, at per share exercise prices ranging from $8.57 to $17.27, outstanding at June 30, 1997 under the Company's stock option plans (the "Plans"). Options to purchase 323,738 and 1,239,392 shares of Common Stock were exercisable at June 30,1998 and June 30,1997, respectively, under the Plans.

    In 1998, the Company granted the President and Chairman of the Board, and an Executive Vice President, separate stock options outside the plan to purchase 990,000 and 495,000 shares, respectively, of the Company's Common Stock at prices ranging from $30.00 to $50.00 per share, exercisable at any time through December 31, 2004, which options were outstanding at June 30, 1998.

    Also in 1998, the Company granted the then President and Chairman of the Board, since deceased, a separate stock option outside the plan to purchase 275,000 shares of the Company's Common Stock at $36.36 per share at any time through December 31, 2001, which options were outstanding at June 30, 1998.

    During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 907,500 and 163,350 shares, respectively, of the Company's Common Stock at $20.66 per share exercisable at any time through December 31, 1999, which options were outstanding at June 30, 1998.

    The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended June 30, 1998 and 1997, such earned commissions accrued were $114,000 and $(694,000), respectively. During the six months ended June 30, 1998 and 1997, such earned commissions accrued were $(19,000) and $(120,000), respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:


                                                       June 30, 1998                   December 31, 1997
                                                       -------------                   -----------------
                                                                        (in thousands)
     Ceded paid losses recoverable                       $ 22,948                         $  21,460
     Ceded unpaid losses and LAE                          337,342                            291,734
     Ceded unearned premiums                              136,523                            111,927
     Ceded reinsurance payable                            (50,809)                           (33,953)
                                                        ---------                         ----------
          TOTAL                                          $446,004                           $391,168
                                                         ========                           ========

    The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:


                                           Six Months Ended June 30,
                                        --------------------------------
                                          1998                     1997
                                        --------                 --------
                                                 (in thousands)
     Ceded premiums earned              $143,173                 $71,908
     Ceded incurred losses              $ 90,176                 $47,998
     Ceded incurred LAE                 $  9,952                 $ 9,546


    The effect of reinsurance on premiums written and earned at June 30, 1998 and 1997 were as follows:


                                                    Six Months Ended June 30,
                                ----------------------------------------------------------------
                                        1998                                   1997
                                      Premiums                               Premiums
                                -------------------------              -----------------------
                                Written          Earned                Written          Earned
                                                         (in thousands)
    Direct                      $396,673          $358,849              $228,767        $219,396
    Assumed                       34,162            24,112                 6,215           6,336
    Ceded                       (157,220)         (143,173)              (66,523)        (71,908)
                                --------         ---------             ---------       ---------
    Net                         $273,615          $239,788              $168,459        $153,824
                                ========          ========              ========        ========


7. In the first quarter of 1997, the Company adopted Financial Accounting Standards Board Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB 125"), which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The adoption excluded the provisions that deal with securities lending, repurchase and dollar repurchase agreements, and the recognition of collateral, which was adopted in the first quarter of 1998 pursuant to the proposed amendment. The adoption of FASB 125 did not have a material impact to the Company's financial position or results of operations.

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

    The components of comprehensive income for the three months ended June 30, 1998 and 1997, and the six months ended June 30, 1998 and 1997 are as follows:


                                                           Three Months                Six Months
                                                          Ended June 30,             Ended June 30,
                                                          --------------             --------------
                                                         1998       1997             1998       1997
                                                         ----       ----             ----       ----
                                                                       (in thousands)
    Net income                                          $17,465    $15,419         $35,208     $27,323
    Other comprehensive income
        Unrealized gains, net of tax                      2,230      9,621           2,650       1,941
                                                      ---------  ---------       ---------   ---------
           Total comprehensive income                   $19,695    $25,040         $37,858     $29,264
                                                        =======    =======         =======     =======


    The components of accumulated other comprehensive income, net of related tax at June 30, 1998 and December 31, 1997 are as follows:

                                          June 30, 1998      December 31, 1997
                                          -------------      -----------------
                                                    (in thousands)
    Unrealized gains on securities           $22,888              $20,238


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report, on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                              Three Months             Increase (Decrease)
                                                             Ended June 30,               1997 to 1998
                                                         ----------------------        ---------------
                                                          1998            1997          Amount         %
                                                        --------        --------        ------       ---
                                                                       (dollar amounts in thousands)
General liability                                      $  32,063         $22,777        $ 9,286       40.8
Medical malpractice (including
   dental malpractice)                                    27,277          25,837          1,440        5.6
Surety                                                    15,695          14,293          1,402        9.8
Specialty personal lines                                  15,258           5,293          9,965      188.3
Credit-related products                                   13,326           2,472         10,854      439.1
Workers' compensation                                      2,787             685          2,102      306.9
Commercial earthquake                                       (366)          2,927         (3,293)    (112.5)
Other                                                     16,536           1,733         14,803      854.2
                                                       ---------       ---------       --------
                     Total                              $122,576         $76,017        $46,559       61.2
                                                        ========         =======        =======

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                Statutory Combined Ratio         GAAP Combined Ratio
                                                ------------------------         -------------------
                                                        Three Months                   Three Months
                                                      Ended June 30,                  Ended June 30,
                                                ------------------------         -------------------
                                                    1998            1997             1998         1997
                                                    ----            ----             ----         ----
Losses                                               45.6%           34.3%            44.3%        34.3%
Loss adjustment expenses (LAE)                       13.0            13.1             11.5         13.1
                                                     ----            ----             ----         ----
Losses and LAE                                       58.6            47.4             55.8         47.4
Acquisition, underwriting, interest, and
  other expenses                                     36.0            36.7             39.1         38.4
                                                     ----            ----             ----         ----
Total combined ratio                                 94.6%           84.1%            94.9%        85.8%
                                                     ====            ====             ====         ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

A variety of factors accounted for the 61.2% growth in net premiums earned, the principal factor being increases in the Company's core and new program businesses and the acquisitions of Lyndon Property Insurance Company
("Lyndon") in June 1997, Western Indemnity Insurance Company ("Western") and Environmental Commercial Insurance Agency("ECI") in December 1997, and Acceleration Life Insurance Company ("Accel") in January 1998. This increase was partially offset by a decrease in commercial earthquake business due to an increased amount of reinsurance coverage purchased and a decrease in the number of risks insured, increased premiums ceded under an aggregate excess of loss reinsurance treaty, and the planned decrease in a general liability program for apartment owners.

Net premiums earned in the general liability line increased primarily because of increases in various programs, including continued growth in social services, artisans contractor, demolition contractors, and excess employers' liability programs, and in the environmental programs underwritten by United Capitol. These increases were partially offset by a decrease in net premiums earned in the umbrella and liability programs for apartment owners.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, and growth in the dental program endorsed by the Academy of General Dentistry, partially offset by the sale of the Florida medical malpractice business.

Growth in surety net premiums earned continued in 1998, and was primarily attributable to expanded writings of license and permit bonds, landfill bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line increased, primarily as a result of a greater required participation in the National Workers' Compensation Reinsurance Pools, workers' compensation premiums written in the alternative risk program, and the acquisition of Western.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance, attributable in part, to the acquisition of Lyndon.

Net premiums earned for the credit-related products increased as a result of the acquisitions of Lyndon and Accel.

Net premiums earned in the commercial earthquake program decreased primarily due to the planned decrease in this line of business.

Net premiums earned for the other lines of business increased primarily due to an increase in volume in commercial package and ocean marine programs.

Net investment income for the second quarter of 1998, increased 49.1% from the 1997 second quarter, primarily as a result of cash flow from regular operations and the contribution to investment income from the 1997 acquisitions, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the aggregate excess of loss reinsurance treaty. Total net investment income increased 55.6% due to the increase in net investment income and a 223.1% increase in realized capital gains. The average annual pre-tax yield on investments, excluding the interest charge on funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.4% compared to 6.5% for the 1997 period. The average annual after-tax yield on investments, excluding the interest charge on funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8% compared to 4.9% for the 1997 period.

Total revenues increased 60.4% as a result of the above.

Total expenses increased by 74.6%, compared to the 61.2% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 89.7% rate as a result of a 108.1% increase in losses and a 41.5% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned, resulting in a loss and LAE component of the GAAP Combined Ratio 8.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

percentage points higher than in the comparable 1997 period. The 41.5% increase in LAE resulted from a change in the line of business mix and to a $5.0 million reserve release in the 1997 quarter, of which $1.0 million was allocated to LAE. The 62.3% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, Western and ECI, partially offset by the recognition of $2.2 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The Company also incurred approximately $2.8 million of expenses in 1998 attributable to the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was .7 percentage points higher than in the comparable 1997 period. The total GAAP Combined Ratio increased by 9.1 percentage points to 94.9% as a result of the above.

The foregoing changes resulted in income before taxes of $23,979,000 for the 1998 quarter, a 14.2% increase from the comparable 1997 quarter. Net income for the period increased by $ 2,046,000 or 13.3%.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:


                                                              Six Months               Increase (Decrease)
                                                              Ended June 30,              1997 to 1998
                                                       -------------------------     -----------------
                                                          1998            1997          Amount         %
                                                        --------        --------        ------       ---
                                                                         (dollar amounts in thousands)
General liability                                       $ 63,687        $ 50,787        $12,900      25.4
Medical malpractice (including
   dental malpractice)                                    54,857          53,744          1,113       2.1
Surety                                                    30,818          27,013          3,805      14.1
Specialty personal lines                                  28,412           5,960         22,452     376.7
Credit-related products                                   26,559           2,472         24,087     974.4
Workers' compensation                                      5,387           1,493          3,894     260.8
Commercial earthquake                                      2,532           4,701         (2,169)    (46.1)
Other                                                     27,536           7,654         19,882     259.8
                                                      ----------     -----------       --------
                     Total                              $239,788        $153,824        $85,964      55.9
                                                        ========        ========        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                                Statutory Combined Ratio         GAAP Combined Ratio
                                                ------------------------         -------------------
                                                         Six Months                      Six Months
                                                      Ended June 30,                  Ended June 30,
                                                ------------------------         -------------------
                                                    1998            1997             1998         1997
                                                    ----            ----             ----         ----

Losses                                               46.9%           37.2%            45.2%        37.2%
Loss adjustment expenses (LAE)                       16.9            15.9             15.4         15.9
                                                     ----            ----             ----         ----
Losses and LAE                                       63.8            53.1             60.6         53.1
Acquisition, underwriting, and
  other expenses                                     34.3            36.0             36.4         35.4
                                                     ----            ----             ----         ----
Total combined ratio                                 98.1%           89.1%            97.0%        88.5%
                                                     ====            ====             ====         ====



A variety of factors accounted for the 55.9% growth in net premiums earned, the principal factor being increases in the Company's core and new program businesses and the acquisitions of Lyndon in June 1997, Western and ECI in December 1997, and Accel in January 1998. This increase was partially offset by a decrease in commercial earthquake business due to an increased amount of reinsurance coverage purchased and a decrease in the number of risks insured, increased premiums ceded under the aggregate excess of loss reinsurance treaty, and the planned decrease in a general liability program for apartment owners.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan and Illinois, and growth in the dental program endorsed by the Academy of General Dentistry, partially offset by the sale of the Florida medical malpractice business.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services, artisans contractor demolition contractors, and excess employers' liability programs, and in the environmental programs underwritten by United Capitol. These increases were partially offset by a decrease in net premiums earned in the umbrella and liability programs for apartment owners.

Growth in surety net premiums earned continued in 1998, and was primarily attributable to expanded writings of license and permit bonds, landfill bonds and miscellaneous bonds.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance, attributable, in part to the acquisition of Lyndon.

Net premiums earned for credit-related products increased as a result of the acquisitions of Lyndon and Accel.

Net premiums earned for the workers' compensation line increased, primarily as a result of a greater required participation in the National Workers' Compensation Reinsurance Pools, workers' compensation premiums written in the alternative risk program, and the acquisition of Western.

Net premiums earned in the commercial earthquake program decreased primarily due to the planned decrease in this line of business.

Net premiums earned for the other lines of business increased primarily due to an increase in volume in commercial package and ocean marine programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Net investment income for the second quarter of 1998, increased 52.5% from the 1997 second quarter, primarily as a result of cash flow from regular operations and the contribution to investment income from the 1997 acquisitions, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the aggregate excess of loss reinsurance treaty. Total net investment income increased 60.3% due to the increase in net investment income and a 219.3% increase in realized capital gains. The average annual pre-tax yield on investments, excluding the interest charge on funds held under the aggregate excess loss of reinsurance contract and realized capital gains and losses, was 6.4% compared to 6.5% for the 1997 period. The average annual after-tax yield on investments, excluding the interest charge on funds held under the aggregate excess of loss reinsurance contract and realized capital gains and losses, was 4.8% compared to 4.9% for the 1997 period.

Total revenues increased 59.0% as a result of the above.

Total expenses increased by 68.1%, compared to the 55.9% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 77.9% rate as a result of a 89.4% increase in losses and a 51.1% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned due to a $6.8 million addition to reserves in the first quarter of 1998, predominantly in the medical malpractice line of business for accident years prior to 1995, substantially offset by a one-time gain of $4.4 million from the proceeds of an insurance policy on the life of the Company's late President and Chief Executive Officer, resulting in a loss and LAE component of the GAAP Combined Ratio 7.5 percentage points higher than in the comparable 1997 period. The 51.1% increase in LAE resulted from a change in the line of business mix to those having a higher percentage relationship of LAE to losses and to the $6.8 million addition to reserves, of which $2.0 million was allocated to LAE. The 57.6% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, Western and ECI, partially offset by the recognition of $4.7 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. The Company also incurred approximately $5.5 million of expenses in 1998 attributable to the Convertible TOPrS. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.0 percentage points higher than in the comparable 1997 period. The total GAAP Combined Ratio increased by 8.5 percentage points to 97.0% as a result of the above.

The foregoing changes resulted in income before taxes of $47,192,000 for the six months ended June 30, 1998, a 24.7% increase from the comparable 1997 period. Net income for the period increased by $ 7,885,000 or 28.9%, to $35,208,000.

Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, most of which are subject to dividend restrictions. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures of the Company are for payment of losses and LAE, operating expenses, commissions, and dividends to shareholders.

At June 30, 1998, $2.2 billion in total assets were comprised of the following:
62.1% cash and investments, 20.2% net reinsurance recoverables, 5.2% premiums receivable, 2.4% home office building and equipment, 4.7% deferred expenses (federal income taxes and policy acquisition costs), and 5.4% other assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1998:


                                                                           Amount
                                                    Market              Reflected on           Percent of
        S&P's/Moody's Rating                         Value              Balance Sheet          Portfolio
        --------------------                     -----------            -------------          ---------
                                                                (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
           of $42,181)                            $  639,250             $  639,250              53.8%
AA/Aa                                                201,167                201,167              16.9
A/A                                                  240,486                240,486              20.3
BBB/Baa                                               76,338                 76,338               6.4
All other                                             30,342                 30,342               2.6
                                                  ----------             ----------             -----
           Total                                  $1,187,583             $1,187,583             100.0%
                                                  ==========             ==========             =====

Cash flow generated from operations for the six-month periods ended June 30, 1998 and 1997 was $92 million, and $48 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to its shareholders. Cash dividends declared in the six-month periods ended June 30, 1998 and 1997 were $4,767,000 and $3,962,000 respectively

On June 3, 1997, the Company obtained a five-year $100,000,000 revolving loan credit facility from Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, from which it borrowed $62,000,000 at an initial floating interest rate of 6.04%, based upon Eurodollar interest rates, payable quarterly, to fund a portion of the $92,000,000 purchase price for Lyndon. As of June 30, 1998, the Company had an outstanding principal balance of $10,000,000.

Reinsurance

Effective January 1, 1995, the Company entered into a stop loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York ("Centre Re") for accident years' commencing 1995. Under the agreement, Zurich N.A. provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all subject business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years.

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

Litigation with the State of New York

In December 1990, the New York State Court of Claims rendered a decision in favor of the Company holding that a State University of New York ("SUNY") medical school faculty member engaged in the clinical practice of medicine at a SUNY medical facility, corollary to such physician's faculty activities, was within the scope of such physician's employment by SUNY and was protected against malpractice claims arising out of such activity by the State of New York and not under the Company's medical malpractice policy. The decision was affirmed on appeal by the New York State Appellate Division in November 1991 and not appealed by the State. In July 1992, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

State of New York enacted legislation eliminating medical school faculty members of SUNY engaged in the clinical practice of medicine at a SUNY medical facility from indemnification by the State with respect to malpractice claims arising out of such activity, retroactive to July 1, 1991. In an opinion filed on September 3, 1993 the Court of Claims of the State of New York held, inter alia, that the July 1992 legislation by the State of New York eliminating SUNY medical school faculty members engaged in the clinical practice of medicine, as part of their employment by SUNY, from indemnification by the State with respect to malpractice claims arising out of such activity, was not to be applied retroactively. This decision was affirmed by the New York State Appellate Division in April 1994. Subsequently, in February 1995, the Appellate Division granted leave to Frontier and the State of New York to have the issues of Frontier's entitlement to recover its costs of defense and its costs of settlement ruled on by the State's highest Court, the New York Court of Appeals. In December 1995, the New York Court of Appeals ruled on this issue and concluded that Frontier was entitled to recoveries from the State for such medical malpractice claims. In January 1997, the New York Court of Claims rendered a decision granting summary judgement to the Company on three SUNY cases that were previously paid by the Company. This decision has been appealed by the State of New York. As a result of this decision, the Company believes that it will benefit economically by not being ultimately responsible for certain claims against SUNY physicians for whom it presently carries reserves is entitled to reimbursement of certain claims previously paid; accordingly, as of December 31, 1997, Frontier recorded subrogation recoverables of approximately $27,000,000, representing the amount of claims already paid and the reserves currently held by Frontier on cases that management believes are reimbursable by the State of New York. In January 1998, the New York Legislature approved a bill to eliminate the right of SUNY physicians to obtain indemnification from New York State for claims arising out of their clinical practice of medicine, retroactive to August 5, 1978, which bill was vetoed by the Governor in February 1998. Prior to the veto, the Company's management and members of the offices of the Governor and of the Attorney General held joint discussions for a comprehensive settlement of the amount of reimbursement to which the Company is entitled form the State.

On July 21, 1998, the Company announced that it had reached an agreement with the State of New York pertaining to the 83 pending closed cases involving the physicians in Frontier's SUNY program, for which the Company recorded subrogation recoveries of $14,500,000. Under the agreement, the State will pay the Company $15,000,000 and the Company will forego $5,100,000 in interest. The Company and the State of New York are preparing a formal settlement agreement.

Discussions are continuing with respect to open cases, but to date no resolution has been reached. To the extent that the amount of the actual recovery varies from recorded subrogation, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            On May 28, 1998, the shareholders of the Company held their annual meeting in Rock Hill, New York. The shareholders of 32,619,020 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted upon as follows:

            a. The following persons were elected directors of the Company:

                                                   Votes                       Votes
                                                    For                      Withheld
                                                 ----------                  --------

                 Suzanne Rhulen Loughlin         32,370,410                  248,610
                 Peter L. Rhulen                 32,370,410                  248,610
                 Harry W. Rhulen                 32,344,066                  274,954
                 Joseph Loughlin                 32,370,410                  248,610
                 Lawrence E. O'Brien             32,370,410                  248,610
                 Douglas C.  Moat                32,370,410                  248,610
                 Alan Gerry                      32,370,410                  248,610
                 Paul B. Guenther                32,360,680                  258,340


            b. The vote to adopt an amendment to the Company's Restricted Certificate of Incorporation, to increase the authorized number of shares of the Company's Common Stock from 50,000,000 to 150,000,000, also passed. Votes totaling 27,817,151 were in favor of the amendment, 4,697,443 were against, 104,419 abstained and 2 were unvoted.

            c. The vote to grant a stock option, expiring December 31, 2001, to Walter A. Rhulen, the then Chairman of the Board, President and Chief Executive Officer of the Company, since deceased, to purchase 250,000 shares of the Company's Common Stock at $40.00 per share was also ratified. Votes totaling 31,195,406 were in favor of the ratification, 1,305,892 were against, 117,718 abstained, 4 were unvoted.

            d. The vote to grant a stock option, expiring December 31, 2004, to Harry W. Rhulen, the Chairman of the Board, President and Chief Executive Officer of the Company, to purchase a total of 900,000 shares of the Company's Common Stock at prices ranging from $33.00 to $55.00 per share was also ratified. Votes totaling 31,409,917 were in favor of the ratification, 985,417 were against, 223,682 abstained, and 4 were unvoted.

            e. The vote to grant a stock option, expiring December 31, 2004, to Peter H. Foley, an Executive Vice President, to purchase a total of 450,000 shares of the Company's Common Stock at prices ranging from $33.00 to $55.00 per share was also ratified. Votes totaling 31,444,149 were in favor of the ratification, 953,492 were against, 221,376 abstained, and 3 were unvoted.

                 Note: Share amounts have not been adjusted for the 10% Common
                       Stock dividend effected on July 20, 1998.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            a.   Exhibits.

                 (11)  Computation of Per Share Earnings
                 (27)  Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 1998            Frontier Insurance Group, Inc.
                                 ------------------------------
                                           (Registrant)

                         By:     /s/ Mark H. Mishler
                                 _________________________________________
                                 Mark H. Mishler
                                 Vice President - Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer
                                 and Duly Authorized Officer)