Form 10-Q/A
period 1998-06-30
FRONTIER INSURANCE GROUP INC
filed 1998-09-01
CIK 797496

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No.1

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



================================================================================
Amending Item 4.a.

                               Page 1 of 3 pages

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

                                                   Votes                       Votes
                                                    For                      Withheld
                                                 ----------                  --------

                 Suzanne Rhulen Loughlin         32,370,410                  248,610
                 Peter L. Rhulen                 32,370,410                  248,610
                 Harry W. Rhulen                 32,344,066                  274,954
                 Lawrence E. O'Brien             32,370,410                  248,610
                 Douglas C.  Moat                32,370,410                  248,610
                 Alan Gerry                      32,370,410                  248,610
                 Paul B. Guenther                32,360,680                  258,340


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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 1, 1998          Frontier Insurance Group, Inc.
                                 ------------------------------
                                           (Registrant)

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