Form 10-Q
period 1998-09-30
FRONTIER INSURANCE GROUP INC
filed 1998-11-13
CIK 797496

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       [x] Yes                                            [  ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 10, 1998 was 37,020,565.

================================================================================


                               Page 1 of 21 pages

                         FRONTIER INSURANCE GROUP, INC.

                                   INDEX                                                               PAGE
                                   -----                                                               ----

PART I -  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets at
              September 30, 1998 (Unaudited) and December 31, 1997...................................    3-4

              Consolidated Statements of Income and Comprehensive Income (Unaudited)
              for the Three Months and Nine Months Ended September 30, 1998 and 1997 ................      5

              Consolidated Statements of Cash Flows (Unaudited)
              for the Nine Months Ended September 30, 1998 and 1997..................................      6

              Notes to Consolidated Financial Statements (Unaudited).................................   7-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................  11-19


PART II -  OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................................     20

     Item 2.  Changes in Securities..................................................................     20

     Item 3.  Defaults upon Senior Securities........................................................     20

     Item 4.  Submission of Matters to a Vote of Security Holders....................................     20

     Item 5.  Other Information......................................................................     20

     Item 6.  Exhibits and Reports on Form 8-K.......................................................     20

     Signature.......................................................................................     21

                                       -2-

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                                                   September 30,         December 31,
                                                                                       1998                  1997
                                                                                   -------------         ------------
                                                                                    (Unaudited)
Investments:
Securities, available for sale--at fair value:
     Fixed maturities (amortized cost: 1998--$1,149,589; 1997--$950,015)             $1,194,566          $ 1,079,740
     Equity securities (cost: 1998--$57,674; 1997--$28,998);                             57,479               20,281
Limited investment partnerships                                                          24,818               17,758
Equity investees                                                                         14,519               14,108
Short-term investments                                                                   79,045              117,568
                                                                                     ----------           ----------
     TOTAL INVESTMENTS                                                                1,370,427            1,249,455

Cash                                                                                     39,074               11,804
Premiums receivable, less allowances for doubtful accounts
   (1998--$2,925; 1997--$2,791)                                                         120,294               96,196
Net reinsurance recoverables less allowances for
    doubtful accounts (1998--$246; 1997--$464)                                          474,930              391,168
Accrued investment income                                                                16,271               14,970
Federal income taxes recoverable                                                          7,002                7,292
Deferred policy acquisition costs                                                       101,504               55,634
Deferred federal income tax asset                                                         8,987               29,045
Home office building, property and equipment--at cost,
   less accumulated depreciation and amortization
   (1998-$18,650;  1997--$14,060)                                                        59,250               48,298
Intangible assets, less accumulated amortization
   (1998-$15,497; 1997--$5,088)                                                          54,357               29,885
Other assets                                                                             43,567               41,966
                                                                                     ----------           ----------
         TOTAL ASSETS                                                                $2,295,663           $1,975,713
                                                                                     ==========           ==========



          See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                             LIABILITIES AND CAPITAL
              (dollar amounts in thousands, except per share data)


                                                                           September 30,         December 31,
                                                                               1998                  1997
                                                                           -------------         ------------
                                                                            (Unaudited)
LIABILITIES
   Policy liabilities:
     Unpaid losses                                                           $  705,832            $  635,719
     Unpaid loss adjustment expenses                                            146,548               144,325
     Unearned premiums                                                          529,028               404,042
                                                                             ----------            ----------
         TOTAL POLICY LIABILITIES                                             1,381,408             1,184,086
   Funds held under reinsurance contracts                                       153,379               111,879
   Bank debt                                                                     16,000
   Cash dividend payable to shareholders                                          2,620                 2,375
   Other liabilities                                                             70,344                56,965
                                                                             ----------            ----------
     TOTAL LIABILITIES                                                        1,623,751             1,355,305


COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
COMPANY'S CONVERTIBLE  SUBORDINATED DEBENTURES                                  166,839               166,703

SHAREHOLDERS' EQUITY--
   Preferred Stock, par value $.01 per share;
      authorized and unissued--1,000,000 shares
   Common Stock, par value $.01 per share
      (shares authorized: 150,000,000,
     shares  issued:  1998-37,591,382;1997--37,419,298)                             376                   340
   Additional paid-in capital                                                   449,232               367,914
   Accumulated other comprehensive income, net of tax                            29,761                20,238
   Retained earnings                                                             28,188                65,995
                                                                             ---------             ----------
     SUBTOTAL                                                                   507,557               454,487
   Less treasury stock--at cost (1998-232,932; 1997--99,495 shares)               2,484                   782
                                                                             ----------            ----------
        TOTAL SHAREHOLDERS' EQUITY                                              505,073               453,705
                                                                             ----------            ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $2,295,663            $1,975,713
                                                                             ==========            ==========

Book value per share                                                             $13.52                $12.39
                                                                                 ======                ======


          See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                        Three Months                   Nine Months
                                                                     Ended September 30,           Ended September 30,
                                                                     -------------------           -------------------
                                                                     1998            1997          1998           1997
                                                                     ----            ----          ----           ----
REVENUES
   Premiums written                                                $221,325         $189,715      $652,160      $424,697
   Premiums ceded                                                   (71,813)         (68,201)     (229,033)     (134,724)
                                                                   --------         --------      --------      --------
       NET PREMIUMS WRITTEN                                         149,512          121,514       423,127       289,973
   Increase in net unearned premiums                                (21,511)         (18,298)      (55,338)      (32,933)
                                                                   --------         --------      --------      --------
       NET PREMIUMS EARNED                                          128,001          103,216       367,789       257,040
   Net Investment income                                             18,798           14,555        56,492        39,273
   Realized capital gains                                            (3,273)             231           607         1,446
                                                                   --------         --------      --------      --------
       TOTAL NET INVESTMENT INCOME                                   15,525           14,786        57,099        40,719
   Net proceeds from company held life insurance policy                                              4,400
                                                                   --------         --------      --------      --------
       TOTAL REVENUES                                               143,526          118,002       429,288       297,759

EXPENSES
   Losses                                                            55,829           39,973       164,217        97,194
   Loss adjustment expenses                                          17,290           15,657        54,294        40,145
   Amortization of policy acquisition costs                          31,748           21,075        88,354        56,986
   Underwriting and other expenses                                   17,468           16,583        48,262        35,008
   Minority interest in income of consolidated subsidiary trust       2,780            2,725         8,244         8,116
   Interest expense                                                     261              515           575           986
                                                                   --------         --------      --------      --------
   TOTAL EXPENSES                                                   125,376           96,528       363,946       238,435
                                                                   --------         --------      --------      --------
INCOME BEFORE INCOME TAXES                                           18,150           21,474        65,342        59,324

INCOME TAXES
   State                                                                893              479         1,806           889
   Federal                                                            3,064            6,237        14,135        16,354
                                                                   --------         --------      --------      --------
       TOTAL INCOME TAXES                                             3,957            6,716        15,941        17,243
                                                                   --------         --------      --------      --------

   NET INCOME                                                        14,193           14,758        49,401        42,081
OTHER COMPREHENSIVE INCOME, NET                                       6,873            9,850         9,523        11,791
                                                                   --------         --------      --------      --------
       TOTAL COMPREHENSIVE INCOME                                  $ 21,066         $ 24,608      $ 58,924      $ 53,872
                                                                   ========         ========      ========      ========

PER SHARE DATA:
   Primary earnings per common share                                   $.38             $.42         $1.32         $1.27
                                                                       ====             ====         =====         =====
   Fully diluted earnings per common share                             $.35             $.38         $1.20         $1.15
                                                                       ====             ====         =====         =====

WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING (in thousands):
   Primary                                                           37,482           34,851        37,399        33,143
   Fully diluted                                                     45,699           42,945        45,644        41,237



          See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
OPERATING ACTIVITIES
   Net income                                                                         $   49,401         $  42,081
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Increase in policy liabilities                                                  132,084            92,749
         Increase in reinsurance balances                                                (21,989)          (57,642)
         Increase in agents' balances and premiums receivable                            (23,479)          (16,565)
         Increase in deferred policy acquisition costs                                   (45,871)          (16,639)
         (Increase) decrease in accrued investment income                                 (1,068)              171
         Deferred income tax expense                                                      11,988             8,824
         Depreciation and amortization                                                    13,838             3,875
         Realized capital gains                                                             (607)           (1,446)
         Other, net                                                                        2,205            29,708
                                                                                       ---------         ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                   116,502            85,116

INVESTING ACTIVITIES
   Proceeds from sales of fixed maturities                                                76,273            50,839
   Proceeds from calls, paydowns and maturities of fixed maturities                      158,059            71,754
   Proceeds from sales of equity securities                                               12,296            13,458
   Purchases of fixed maturities                                                        (303,056)         (195,471)
   Purchases of equity securities                                                        (49,706)          (27,682)
   Net sales (purchases) of short-term investments                                        64,880           (33,987)
   Additions and improvements to home office building, and
      purchases of property and equipment                                                (14,902)          (10,594)
   Purchase of wholly-owned subsidiary, net of cash acquired                             (28,112)          (89,056)
   Investments in limited investment partnerships                                         (6,948)
   Investments in equity investees                                                        (2,172)
   Other, net                                                                             (4,533)           (9,530)
                                                                                      ----------       -----------
             NET CASH USED IN  INVESTING ACTIVITIES                                      (97,921)         (230,269)

FINANCING ACTIVITIES
   Proceeds from borrowings                                                               16,000            62,000
   Repayment of borrowings                                                                                 (62,000)
   Cash dividends paid                                                                    (7,141)           (5,866)
   Issuance of common stock                                                                1,918           145,901
   Additional costs related to public common stock offering                                 (397)
   Net (purchase) reissuance of treasury stock                                            (1,691)               20
                                                                                     -----------       -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                     8,689           140,055
                                                                                     -----------       -----------
             INCREASE (DECREASE) IN CASH                                                  27,270            (5,098)

             CASH AT BEGINNING OF YEAR                                                    11,804             8,332
                                                                                      ----------        ----------

             CASH AT END OF PERIOD                                                     $  39,074         $   3,234
                                                                                       =========         =========


          See notes to consolidated financial statements (unaudited).

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

    In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance-related Assessments" ( "SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty-fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998 and requires any impact of adoption to be reported as a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

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

    The components of comprehensive income for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997 are as follows:


                                                                 Three Months                    Nine Months
                                                              Ended September 30,            Ended September 30,
                                                           ----------------------           --------------------
                                                           1998               1997          1998             1997
                                                           ----               ----          ----             ----
                                                                                 (in thousands)
    Net income                                            $14,193           $14,758        $49,401          $42,081
    Other comprehensive income
        Unrealized gains, net of tax                        6,873             9,850          9,523           11,791
                                                          -------           -------        -------          -------
            Total comprehensive income                    $21,066           $24,608        $58,924          $53,872
                                                          =======           =======        =======          =======




    The components of accumulated other comprehensive income, net of related tax at September 30, 1998 and December 31, 1997 are as follows:



                                                                   September 30, 1998             December 31, 1997
                                                                   ------------------             -----------------
                                                                                      (in thousands)
    Unrealized gains on securities, net of tax                              $29,761                    $20,238


3. Dividends have been declared by the Board of Directors and paid by the Company during the periods presented in the accompanying financial statements, as follows:


     Declaration        Record         Payment               Type of                Cash               Number of
         Date            Date           Date                 Dividend               Paid             Shares Issued
     -----------        -------        --------        --------------------         -----            -------------
     11/21/96           12/27/96       01/14/97        $.065 per share cash         $1,904                   N/A
     02/27/97           03/24/97       04/18/97        $.065 per share cash         $1,905                   N/A
     05/22/97           06/30/97       07/21/97        100% stock                      N/A               14,735,962
     05/22/97           06/30/97       07/21/97        $.07 per share cash          $2,057                   N/A
     08/14/97           09/30/97       10/17/97        $.07 per share cash          $2,374                   N/A
     11/13/97           12/31/97       01/20/97        $.07 per share cash          $2,375                   N/A
     02/06/98           03/31/98       04/21/98        $.07 per share cash          $2,376                   N/A
     06/01/98           06/30/98       07/20/98        $.07 per share cash          $2,384                   N/A
     06/01/98           07/01/98       07/20/98        10% stock                    $    7(1)             3,414,296
     09/14/98           09/30/98       10/20/98        $.07 per share cash          $2,620                   N/A

     (1) Cash in lieu of fractional shares.

4. At September 30, 1998, options to purchase 912,256 shares of Common Stock, at per share exercise prices ranging from $8.57 to $30.63, were outstanding, compared to options to purchase 896,598 shares of Common Stock, at per share exercise prices ranging from $9.43 to $26.69, outstanding at September 30, 1997 under the Company's stock option plans (the "Plans"). Options to purchase 310,337 and 240,675 shares of Common Stock were exercisable at September 30,1998 and September 30,1997, respectively, under the Plans.

     In 1998, the Company granted the President and Chairman of the Board, and an Executive Vice President, separate stock options outside the Plans to purchase 990,000 and 495,000 shares, respectively, of the Company's Common Stock at prices ranging from $30.00 to $50.00 per share, exercisable at any time through December 31, 2004. In August 1998, the Executive Vice President resigned and under the terms of the option grant, the 495,000 shares were forfeited and cancelled. Accordingly, 990,000 options were outstanding at September 30, 1998.

     In 1998, the Company granted the then President and Chairman of the Board, since deceased, a separate stock option outside the Plans to purchase 275,000 shares of the Company's Common Stock at $36.36 per share at any time through December 31, 2001, which options were outstanding at September 30, 1998.

     In 1998, the Company also granted the Executive Vice President of Finance and Strategic Planning a separate stock option outside the Plans to purchase 235,000 shares of the Company's Common Stock at prices ranging from $17.00 to $42.50 exercisable at any time, which options were outstanding at September 30, 1998.

     During 1993, the Company granted the President and Chairman of the Board, and a Vice President, separate stock options outside of the Plans to purchase 825,000 and 148,500 shares, respectively, of the Company's Common Stock at $22.73 per share at any time through December 31, 1999, which options were outstanding at September 30, 1998.

     The number of shares subject to options and the per share option prices have been adjusted to reflect stock dividends. Exercisable options are nondilutive to earnings per share presented in the accompanying financial statements.

5. Contingent reinsurance commissions are accounted for on an earned basis and are accrued, in accordance with the terms of the applicable reinsurance agreement, based on the estimated level of profitability relating to such reinsured business. During the three months ended September 30, 1998 and 1997, such earned commissions accrued were $(605,000) and $506,000, respectively. During the nine months ended September 30, 1998 and 1997, such earned commissions accrued were $(624,000) and $419,000, respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

6. The components of the net reinsurance recoverables balances in the accompanying balance sheets were as follows:

                                                           September 30, 1998                        December 31, 1997
                                                           ------------------                        -----------------
                                                                                 (in thousands)
      Ceded paid losses recoverable                              $ 28,253                                 $ 21,460
      Ceded unpaid losses and LAE                                 346,979                                  291,734
      Ceded unearned premiums                                     136,485                                  111,927
      Ceded reinsurance payable                                   (36,787)                                 (33,953)
                                                                 --------                                 --------
           TOTAL                                                 $474,930                                 $391,168
                                                                 ========                                 ========


      The reinsurance ceded components of the amounts relating to the accompanying income statements were as follows:

                                                                               Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                            1998                           1997
                                                                            ----                           ----
                                                                                         (in thousands)
      Ceded premiums earned                                                 $212,079                       $131,571
      Ceded incurred losses                                                  136,393                         89,865
      Ceded incurred LAE                                                      18,909                         17,390


     The effect of reinsurance on premiums written and earned at September 30, 1998 and 1997 was as follows:

                                                               Nine Months Ended September 30,
                                             -------------------------------------------------------------------------
                                                        1998                                        1997
                                                      Premiums                                     Premiums
                                             ----------------------------                  ---------------------------
                                             Written              Earned                     Written            Earned
                                             -------              ------                     -------            ------
                                                                           (in thousands)
     Direct                                   $612,013           $546,135                   $410,931           $371,941
     Assumed                                    40,147             33,733                     13,766             16,670
     Ceded                                    (229,033)          (212,079)                  (134,724)          (131,571)
                                              --------           --------                   --------           --------
     Net                                      $423,127           $367,789                   $289,973           $257,040
                                              ========           ========                   ========           ========

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                                     Three Months                   Increase (Decrease)
                                                                  Ended September 30,                  1997 to 1998
                                                               ------------------------          ------------------------
                                                                1998               1997            Amount            %
                                                               ------             -----            ------           ---
                                                                            (dollar amounts in thousands)
    General liability                                         $  31,477        $  29,713          $   1,764          5.9
    Medical malpractice                                          28,495           27,101              1,394          5.1
    Surety                                                       18,761           13,483              5,278         39.1
    Specialty personal lines                                     16,417           11,913              4,504         37.8
    Credit related products                                      18,712           11,430              7,282         63.7
    Commercial earthquake                                         2,135            1,481                654         44.2
    Workers' compensation                                         1,484            2,113               (629)       (29.8)
    Other                                                        10,520            5,982              4,538         75.9
                                                               --------         --------            -------
                 Total                                         $128,001         $103,216            $24,785         24.0
                                                               ========         ========            =======



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                       Statutory Combined Ratio             GAAP Combined Ratio
                                                       ------------------------             -------------------
                                                             Three Months                       Three Months
                                                        Ended September 30,                  Ended September 30,
                                                       ------------------------            ---------------------
                                                        1998              1997              1998             1997
                                                        ----              ----              ----             ----
Losses                                                   45.3%            38.7%              43.6%          38.7%
Loss adjustment expenses (LAE)                           14.6             15.2               13.5           15.2
                                                         ----             ----               ----           ----
Losses and LAE                                           59.9             53.9               57.1           53.9
Acquisition, underwriting and
  other expenses                                         39.5             33.6               38.4           36.5
                                                         ----             ----               ----           ----
Total combined ratio                                     99.4%            87.5%              95.5%          90.4%
                                                         ====             ====               ====           ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

A variety of factors accounted for the 24.0% growth in net premiums earned, the principal factors being increases in the Company's core and new program business, and the acquisitions of Lyndon Property Insurance Company ("Lyndon") in June 1997, Western Indemnity Insurance Company ("Western") and Environmental Commercial Insurance Agency("ECI") in December 1997, and Acceleration Life Insurance Company ("Accel") in January 1998. This increase was partially offset by a decrease in commercial earthquake business due to an increased amount of reinsurance coverage purchased and a decrease in the number of risks insured, increased premiums ceded under an aggregate excess of loss reinsurance treaty, and the planned decrease in a general liability program for apartment owners.

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

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, growth in the dental program endorsed by the Academy of General Dentistry and the acquisition of Western, partially offset by the sale of the Florida medical malpractice business effective December 1, 1997.

Growth in surety net premiums earned continued in 1998, primarily attributable to expanded writings of license and permit bonds, landfill bonds and miscellaneous bonds.

Net premiums earned for the workers' compensation line decreased, primarily as a result of a lesser required participation in the National Workers' Compensation Reinsurance Pools, partially offset by increased workers' compensation premiums written in the alternative risk program, and the acquisition of Western.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance attributable, in part, to the acquisition of Lyndon.

Net premiums earned for the credit-related products increased as a result of the acquisitions of Lyndon and Accel.

Net premiums earned in the commercial earthquake program increased primarily due to a decrease in the amount of premiums ceded.

Net premiums earned for the other lines of business increased primarily due to an increase in volume in commercial package and ocean marine programs.

Net investment income increased 29.2%, primarily as a result of the increased funds available for investments from the cash flow from regular operations and the contribution to investment income from the 1997 acquisitions, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the aggregate excess of loss reinsurance treaty. Total net investment income increased 5.0% due to the increase in net investment income, partially offset by realized capital losses of $3.3 million, of which $.7 million was attributable to the alternative investment portfolio and $2.6 million to other investments, including investments in equity investees. The average annual pre-tax yield on investments, excluding the interest charge on funds held under the aggregate excess loss of reinsurance treaty and realized capital gains and losses, was 6.6% compared to 6.3% for the 1997 period. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

average annual after-tax yield on investments, excluding the interest charge on funds held under the aggregate excess of loss reinsurance treaty and realized capital gains and losses, was 4.7% compared to 4.8% for the 1997 period.

Total revenues increased 21.6% as a result of the above.

Total expenses increased by 29.9%, compared to the 24.0% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 31.4% rate as a result of a 39.7% increase in losses and a 10.4% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned, resulting in a loss and LAE component of the GAAP Combined Ratio 3.2 percentage points higher than in the comparable 1997 period. The 1998 third quarter losses were negatively impacted by hurricane catastrophe losses of $1.2 million. The 1.9% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, Western and ECI, partially offset by the recognition of $1.8 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.9 percentage points higher than in the comparable 1997 period. The total GAAP Combined Ratio increased by 5.1 percentage points to 95.5 % as a result of the above.

The foregoing changes resulted in income before taxes of $18.2 million for the 1998 quarter, a 15.5% decrease over the comparable 1997 quarter. Net income for the quarter decreased by $.5 million, or 3.8%, from the 1997 quarter.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The following table sets forth the net premiums earned by the principal lines of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                                                      Nine Months               Increase (Decrease)
                                                                  Ended September 30,               1997 to 1998
                                                             -----------------------------     ---------------------
                                                               1998                 1997        Amount           %
                                                             --------              -------     --------         ----
                                                                            (dollar amounts in thousands)
    General liability                                         $ 95,161          $  80,500        $ 14,661       18.2
    Medical malpractice (including
       dental malpractice)                                      83,342             80,845           2,497        3.1
    Surety                                                      49,581             40,497           9,084       22.4
    Specialty personal lines                                    44,808             18,019          26,789      148.7
    Credit related products                                     38,948             14,286          24,662      172.6
    Workers' compensation                                        6,872              3,606           3,266       90.6
    Commercial earthquake                                        4,668              6,181          (1,513)     (24.5)
    Other                                                       44,409             13,106          31,303      238.8
                                                              --------           --------        --------
      Total                                                   $367,789           $257,040        $110,749       43.1
                                                              ========           ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued


The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                       Statutory Combined Ratio             GAAP Combined Ratio
                                                      --------------------------          ----------------------
                                                                      Nine Months Ended September 30,
                                                      ----------------------------------------------------------
                                                        1998              1997              1998           1997
                                                      --------          --------          --------        ------
Losses                                                   46.3%            37.8%              44.6%          37.8%
Loss adjustment expenses (LAE)                           16.1             15.6               14.8           15.6
                                                         ----             ----               ----           ----
Losses and LAE                                           62.4             53.4               59.4           53.4
Acquisition, underwriting, and
  other expenses                                         36.1             35.0               37.1           35.8
                                                         ----             ----               ----           ----
Total combined ratio                                     98.5%            88.4%              96.5%          89.2%
                                                         ====             ====               ====           ====


A variety of factors accounted for the 43.1% growth in net premiums earned, the principal factor being increases in the Company's core and new program businesses and the acquisitions of Lyndon in June 1997, Western and ECI in December 1997, and Accel in January 1998. This increase was partially offset by a decrease in commercial earthquake business due to an increased amount of reinsurance coverage purchased and a decrease in the number of risks insured, increased premiums ceded under the aggregate excess of loss reinsurance treaty, and the planned decrease in a general liability program for apartment owners.

The increase in medical malpractice net premiums earned was primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, growth in the dental program endorsed by the Academy of General Dentistry and the acquisition of Western, partially offset by the sale of the Florida medical malpractice business, effective December 1, 1997.

Net premiums earned for the general liability line increased primarily because of increases in various programs, including continued growth in the social services, artisans contractor, demolition contractors, and excess employers' liability programs, and in the environmental programs underwritten by United Capitol. These increases were partially offset by a decrease in net premiums earned in the umbrella and liability programs for apartment owners.

Growth in surety net premiums earned continued in 1998, primarily attributable to expanded writings of license and permit bonds, landfill bonds and miscellaneous bonds.

Net premiums earned for the specialty personal lines increased primarily due to increased volume in the mobile homeowners' program and auto physical damage insurance attributable, in part, to the acquisition of Lyndon.

Net premiums earned for credit-related products increased as a result of the acquisitions of Lyndon and Accel.

Net premiums earned for the workers' compensation line increased, primarily as a result of a greater required participation in the National Workers' Compensation Reinsurance Pools, workers' compensation premiums written in the alternative risk program, and the acquisition of Western.

Net premiums earned for the commercial earthquake program decreased, primarily due to the planned decrease in this line of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Net premiums earned in the other lines of business increased, primarily due to an increase in volume in commercial package and ocean marine programs.

Net investment income increased 43.8%, primarily as a result of the increased funds available for investments from the cash flow from regular operations and the contribution to investment income from the 1997 acquisitions, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the aggregate excess of loss reinsurance treaty. Total net investment income increased 40.2% due to the increase in net investment income from the 1997 third quarter, partially offset by a decrease in realized capital gains. The average annual pre-tax yield on investments, excluding the interest charge on funds held under the aggregate excess loss of reinsurance treaty and realized capital gains and losses, was 6.5% compared to 6.3% for the 1997 period. The average annual after-tax yield on investments, excluding the interest charge on funds held under the aggregate excess of loss reinsurance treaty and realized capital gains and losses, was 4.8% unchanged from the comparable 1997 period.

Total revenues increased 44.2% as a result of the above.

Total expenses increased by 52.6%, compared to the 43.1% increase in net premiums earned. Losses and loss adjustment expenses ("LAE") increased at a 59.1% rate as a result of a 69% increase in losses and a 35.2% increase in LAE. The increase in losses and LAE was disproportionate to that of net premiums earned due to a $6.8 million addition to reserves in the first quarter of 1998, predominantly in the medical malpractice line of business for accident years prior to 1995, substantially offset by a one-time gain of $4.4 million from the proceeds of an insurance policy on the life of the Company's late President and Chief Executive Officer, resulting in a loss and LAE component of the GAAP Combined Ratio 6 percentage points higher than in the comparable 1997 period. The .8% decrease in LAE resulted from a change in the line of business mix to those having a lower percentage relationship of LAE to losses partially offset by the $6.8 million addition to reserves, of which $2.0 million was allocated to LAE. The 1.3% increase in the amortization of policy acquisition costs, underwriting and other expenses was attributable primarily to an increase in direct commission expense resulting from growth in programs with higher commission rates, increased staffing and marketing expenses related to expansion, salary increases and the total expenses attributable to Lyndon, Western and ECI, partially offset by the recognition of $6.5 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. As the non-claim related component of the GAAP Combined Ratio increased at a greater rate than premiums earned, the non-claim component was 1.3 percentage points higher than in the comparable 1997 period. The total GAAP Combined Ratio increased by 7.3 percentage points to 96.5% as a result of the above.

The foregoing changes resulted in income before taxes of $65,342 for the nine months ended September 30, 1998, a 10.1% increase from the comparable 1997 period. Net income for the period increased by $7,320 or 17.4%, from the 1997 period to $49,401.

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

At September 30, 1998, $2.3 billion in total assets were comprised of the following: 61.4% cash and investments, 20.7% net reinsurance recoverables, 5.2% premiums receivable, 2.6% home office building and equipment, 4.8% deferred expenses (federal income taxes and policy acquisition costs), and 5.3% other assets.

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

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1998:

                                                                                   Amount
                                                          Market                Reflected on              Percent of
         S&P's/Moody's Rating                              Value                Balance Sheet             Portfolio
         --------------------                             ------                -------------             ----------
                                                                        (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries
             of $46,441)                                $  637,849                $  637,849                  53.4%
AA/Aa                                                      206,672                   206,672                  17.3
A/A                                                        240,764                   240,764                  20.2
BBB/Baa                                                     77,848                    77,848                   6.5
All other                                                   31,433                    31,433                   2.6
                                                        ----------                ----------                 -----
             Total                                      $1,194,566                $1,194,566                 100.0%
                                                        ==========                ==========                 =====

Cash flow generated from operations for the nine-month periods ended September 30, 1998 and 1997 was $116.5 million, and $85.1 million, respectively, amounts adequate to meet all obligations during the periods.

In April 1992, the Company commenced paying quarterly cash dividends to its shareholders. Cash dividends declared in the nine-month periods ended September 30, 1998 and 1997 were $7,387,000 and $5,866,000 respectively.

On June 3, 1997, the Company obtained a five-year $100,000,000 revolving loan credit facility from Deutsche Bank AG, New York Branch and/or Cayman Islands Branch ("Deutsche Bank"), from which it borrowed $62,000,000 at an initial floating interest rate of 6.04%, based upon Eurodollar interest rates, payable quarterly, to fund a portion of the $92,000,000 purchase price for Lyndon. During 1998, the Company increased the facility to $150,000,000 and is currently working with Deutsche Bank to have the facility increased to $200,000,000. As of September 30, 1998, the Company had an outstanding principal balance of $16,000,000.

Analysis of Medical Malpractice Business, Reserves and Reinsurance

During the third quarter of 1998, the Company initiated an in-depth analysis of its medical malpractice business, including a detailed review by its internal and independent actuaries of the adequacy of the loss and loss adjustment expense reserves. This analysis and review should be completed by the end of the fourth quarter of 1998. Changes, if any, in reserves determined to be appropriate as a result of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued


the review, will be included in operating results in the fourth quarter of 1998. In addition to this analysis, the Company is also reviewing the reinsurance for its medical malpractice business in terms of adequacy and appropriateness, which review should also be completed by the end of the fourth quarter. Any resulting changes in such reinsurance would be effective January 1, 1999.

Reinsurance

Effective January 1, 1995, the Company entered into a stop loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York, for accident years' commencing 1995. Under the agreement, Zurich N.A. provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for specified classes of business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years.

Effective January 1, 1998, the Company entered into an aggregate excess of loss (stop loss) reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement includes selected programs underwritten by United Capitol, Western, and selected core programs of Frontier Insurance and Frontier Pacific, which were part of the original 1995-1997 reinsurance agreements. Under the terms of the new agreement, Zurich N.A. provides reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for subject insurance programs. The maximum amount recoverable for an accident year is 240% of the reinsurance premium paid for the accident year, or $230,000,000 in the aggregate for the two years.

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

On July 21, 1998, the Company announced that it had reached an agreement with the State of New York pertaining to the 83 pending closed cases involving physicians in Frontier's SUNY program, for which the Company recorded subrogation recoveries of $14,500,000. Under the agreement, the State will pay the Company $15,000,000 and the Company will forego $5,100,000 in interest. On September 22, 1998, the Company received the $15,000,000 payment from the State, as stipulated in the agreement.

Discussions are continuing, with respect to open cases, but to date no resolution has been reached. To the extent that the amount of the actual recovery varies from the recorded subrogation recoveries, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves therefor adjusted for the anticipated recoveries.

The Year 2000

The Company has formed a committee, which includes senior management personnel from each of its' subsidiaries, to develop and implement a Year 2000 compliance plan. All internal mission-critical systems are scheduled to be Year 2000 compliant by December 31, 1998. Processes and procedures are currently in place to ensure the following: that all future internal development and testing follow Year 2000 standards; that all projects undertaken in the interim deliver Year 2000 compliant solutions; that all future third-party hardware and software acquisitions are Year 2000 compliant; and that all commercial third-party service providers are queried regarding their Year 2000 compliance plans. In addition, the Company is actively working with government agencies to determine their 2000 compliance plans and has begun making Year 2000 changes based on their mandates.

To date, the costs related to Year 2000 compliance have not been material and have been expensed as incurred. However, these costs may be adversely affected by the continued need for availability of personnel and system resources, as well as any failure by third-party vendors, service providers, and agencies to properly address the Year 2000 issues.

A contingency plan is currently being developed which will delineate the Company's responsibilities in the event that Year 2000 compliance is not achieved due to internal and/or external factors. While the Company recognizes the need for a contingency plan, it anticipates all of its systems will be Year 2000 compliant by December 31, 1998. The first of three Year 2000 system compliance tests has been successfully performed by the Company.

The Company has conducted a comprehensive review of its underwriting guidelines and is seeking regulatory approval of an endorsement to be added to all commercial property and casualty policies which would preclude the Company from losses resulting from Year 2000 non-compliance. Upon approval, this endorsement is being added to each policy at either policy issuance or renewal. Underwriting policy and protocol are currently being developed to address non-approving states and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

business situations which cannot be endorsed. To date, the Company has received endorsement approval from 41 jurisdictions, including the District of Columbia. For these reasons, the Company believes that its exposure to Year 2000 claims will not be significant. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies may ultimately have relating to Year 2000 claims.

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

DATE:  November 13, 1998                   Frontier Insurance Group, Inc.
                                           ------------------------------
                                                   (Registrant)



                                       By: /s/ Mark H. Mishler
                                           ------------------------------------
                                           Mark H. Mishler
                                           Vice President - Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)