Form 10-K
period 1998-12-31
FRONTIER INSURANCE GROUP INC
filed 1999-03-31
CIK 797496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________

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

                                               Name of Each Exchange
     Title of Each Class                        on which Registered
Common Stock, $.01 par value                  New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           [x] Yes                                    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by nonaffiliates of the Registrant was $439,327,720 on March 17, 1999, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on March 17, 1999, was 36,233,214.

                      Documents incorporated by reference:

                                      None

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed herein and from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Annual Report.

                              --------------------

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Frontier Insurance Group, Inc. (the "Company"), a Delaware corporation incorporated in 1986, is an insurance holding company which, through its direct and indirect wholly-owned subsidiaries, conducts business in all 50 states, the District of Columbia, Puerto Rico, Mexico, Greece, Guam and the Virgin Islands as a specialty insurer underwriting various specialty property/casualty coverages. These specialty coverages include medical and dental malpractice, surety, general liability, non-standard automobile, manufactured housing, workers' compensation, environmental and pollution liability, and credit-related and other specialty insurance products. The principal subsidiaries through which the Company offers such coverages include Frontier Insurance Company ("Frontier"), Frontier Pacific Insurance Company ("Frontier Pacific"), Lyndon Insurance Group ("Lyndon"), United Capitol Insurance Company ("United Capitol"), Western Indemnity Insurance Company ("Western"), Regency Insurance Company ("Regency") and Acceleration Life Insurance Company ("Acceleration"), all of which, other than Frontier and Frontier Pacific, were purchased since May 1996 (see Note C of the Notes to the Consolidated Financial Statements).

The Company's business strategy is to achieve an underwriting profit by identifying niche markets and specialty insurance programs which it believes afford favorable opportunities for profitability due to limited potential competition and the Company's innovative underwriting and value added services, including coverage enhancements, risk management, loss control and specialized claims management.

REPORTABLE SEGMENTS



The Company currently writes in excess of 150 insurance programs through six reportable segments: Health Care; Surety; Alternative Risk; Specialty Programs; Environmental, Excess and Surplus Lines; and Personal and Credit-Related. The Company's reportable segments are divisions that offer different types of coverages and are managed separately because of the specialized nature of the related products underwritten for each division.

The following chart provides examples by reportable segment and customer type, of typical niche markets/programs underwritten by the Company:

SEGMENT             CUSTOMER TYPE                      COVERAGE/LINE OF BUSINESS               HYPOTHETICAL CLAIM
Health Care         Doctors and dentists               Professional liability                  Patient injured

Health Care         Social service agencies            Professional liability,                 Client sues agency or professional
                                                       general liability, fire

Surety             Small-construction contractors      Surety bonds                            Electrician or plumber fails to
                                                                                               complete job

Surety             Importers                           Customs bonds                           Importer fails to pay duty

Alternative Risk   Self-insured employers              Excess workers'                         Workers' compensation loss
                                                       compensation/employer's                 exceeds employer's self-
                                                       liability                               insured retention

Specialty          Crane operators                     General liability                       Crane damages a third-party's
Programs                                                                                        property

Specialty          Alarm installers                    General liability                       House is burglarized
Programs                                                                                        through faulty alarm installation

Environmental,     Environmental remediation           Professional liability                  Site remains contaminated after
  Excess and       contractors                                                                  contractor completed
  Surplus Lines                                                                                      remediation project

Personal and       Borrowers from financial            Credit-related property                 Damage to property taken as
Credit-Related      institutions                                                                collateral


Health Care Division

This segment underwrites a full range of property and casualty products for healthcare providers and related companies and institutions. Products offered include general liability, commercial multi-peril and medical malpractice coverages. Additionally, this segment serves the medical professional community through the design and distribution of products and services which target the unique exposures of medical and dental professional risks, and include such exposures as physicians, internists, dentists, chiropractors, psychiatrists and other specialists. This division also underwrites a specialty program for physicians unable to attain traditional malpractice coverages due to excessive malpractice claims, professional disciplinary proceedings and/or drug or alcohol abuse. Additionally, this segment offers and underwrites a program for daycare liability.

Physician and dental coverages are generally marketed by the Company through endorsed national, state or county societies. Such societies include, the International Chiropractors' Association, the American Academy of Child and Adolescent Psychiatrists, the New York Society of Internal Medicine, and The Academy of General Dentistry. Physicians covered under the social services care facilities are employees of the facility. Other coverages in this segment are produced by specialty independent agents and brokers. The business produced by this segment is underwritten primarily through Frontier, Frontier Pacific, and Western.

Surety Division

This segment underwrites bonds for small contractors, customs bonds, contractor license bonds, bail bonds, license and permit bonds, landfill, subdivision, and self insured employers' workers' compensation bonds.

License and permit bonds are primarily produced by a Company's wholly-owned subsidiary . Bail bonds are produced by a 50% owned bail agency and customs bonds are produced by a specialty bond agent that has an exclusive underwriting agreement with the Company. All other business for this segment is produced through independent agents and brokers.

The business produced by this segment is predominantly underwritten through Frontier Pacific and Frontier.

Alternative Risk Division

This segment underwrites excess workers' compensation and stop loss coverage for self-insured medical and group accident and health plans. In addition, a full range of risk management services, including the formation and management of off-shore captive and rent-a-captive insurance entities, which underwrite a broad range of coverages, is provided by this segment.

Stop loss coverages are produced by agents specializing in these types of coverages. All other coverages, including those written through captive and rent-a-captive arrangements, are produced by independent specialty agents and brokers.

The business produced by this segment is predominantly underwritten through Frontier.

Specialty Programs Division

This segment produces a wide variety of specialty coverages, including manufactured housing, crane operators, pest control, artisan contractors, childrens' summer camps, alarms and guards, outdoor recreation, demolition contractors, nonstandard auto physical damage and white water rafting.

The manufactured housing program is produced by an independent agency specializing in this type of coverage. The nonstandard auto physical damage coverage is predominantly produced by a 50% owned managing general agency. All other business is produced by program agency underwriters that are experts in underwriting the underlying coverages.

The business produced by this segment is predominantly underwritten through Frontier, Frontier Pacific, and Regency.

Environmental, Excess and Surplus Lines Division

This segment underwrites, predominantly, commercial general liability, pollution and professional liability for contractors, consultants and engineers engaged in the remediation of environmentally impaired properties, including those contractors and consultants involved in the abatement of asbestos. This segment also provides pollution liability for facilities engaged in managing waste or the use of hazardous substances.

Commercial general liability coverage is also provided to residential and commercial contractors, predominantly in California, as well as product liability coverage for manufacturers and distributors of a wide array of products. This segment also underwrites property and ocean marine coverages.

The Company's environmental coverages are produced by various specialty program administrators, two wholly-owned subsidiaries, and contracted brokers. California residential and commercial contractors and ocean marine coverages are produced by an independent program administrator. Property and products liability coverages are produced predominantly by contracted surplus lines brokers.

The business produced by this segment is predominantly underwritten through United Capitol.

Personal and Credit-Related Division

This segment underwrites coverages for collateral protection, extended warranty, extended service contracts, credit property, involuntary unemployment, non-standard auto physical damage, residual value, mechanical breakdown, credit life, credit property, and credit accident and health.

The nonstandard auto physical damage program is in run-off and was previously written through managing general agents. Extended warranty and service contracts are primarily distributed through financial institutions and auto dealers. Other coverages written in this segment are produced through independent agents and brokers.

These coverages are underwritten primarily through Lyndon, Acceleration and Regency.

Segment Results

The Company evaluates segment performance based on profit or loss before the effects of the Zurich Reinsurance (North America), Inc. ("Zurich N.A.") reinsurance agreements, (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Zurich Reinsurance (North America) Stop Loss Agreements"), investment income (including capital gains/losses and net or interest on funds held), interest expense, other corporate expenses and income taxes. The accounting policies of the reportable segments are principally the same as those described in Note B to the Consolidated Financial Statements, except certain amounts are allocated to the segments based upon allocation methods deemed appropriate by management, including time studies, square footage, number of personnel and premiums written and earned.

The following is a summary of premiums earned and profit (loss) by segment:

                                      1998             1997             1996
                                    --------------------------------------------
                                                   (in thousands)
Premiums earned by segment:
  Health Care                         $197,170         $167,447         $164,909
  Surety                                73,790           64,788           54,010
  Alternative Risk                      35,312           35,747           23,735
  Specialty Programs                    70,131           58,316           45,469
  Environmental, Excess and
   Surplus  Lines                       54,517           34,459            9,768
  Personal and Credit-Related          108,945           43,729            2,230
  Less premiums ceded under Zurich
   N.A. stop loss agreements           (46,811)         (37,642)         (34,132)
                                    --------------------------------------------
Net premiums earned                   $493,054         $366,844         $265,989
                                    ============================================

Segment profit (loss):
  Health Care                       $(224,666)         $(41,163)         $(2,377)
  Surety                               11,563            15,366           10,558
  Alternative Risk                      3,174             4,447            2,980
  Specialty Programs                   (7,705)            2,090              137
  Environmental, Excess and
   Surplus Lines                        9,866            10,010            2,775
  Personal and Credit-Related           7,146             9,711             (706)
                                    --------------------------------------------
  Total segment profit (loss)        (200,622)              461           13,367
  Reconciling items:
   Net effect of Zurich N.A.
    agreements, excluding interest
    on funds held                      58,828             2,349            8,302
   Total net investment income         76,538            60,344           38,933
   Interest expense                   (11,931)          (11,842)          (4,247)
   Other corporate (expenses)
    income, net                       (13,688)           (5,463)             304
                                    --------------------------------------------
Consolidated income (loss) before
  income taxes                       $(90,875)          $45,849          $56,659
                                    ============================================

Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes . (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Portfolio Review".)

Other corporate expenses include expenses of the parent cCompany and directly owned non-insurance subsidiaries, reduced by other miscellaneous income.

RISK FACTORS

Adequacy of Loss Reserves

Liabilities for unpaid losses and loss adjustment expenses are estimated utilizing methods and procedures which management believes are reasonable and in compliance with regulatory requirements. These liabilities are necessarily subject to the impact of developments in the frequency and severity of claims, as well as numerous other factors, such as judicial and legislative trends and actions, economic factors and changes in estimates based on these factors.
Most or all of these factors are not directly quantifiable, particularly on a prospective basis. Over the extended period of time during which losses are reported and settled, these liabilities may not conform to the assumptions underlying management's estimates and, accordingly, may vary significantly from the estimated amounts included in the financial statements. To the extent that the emerging loss experience varies from such estimates, these liabilities are adjusted to reflect actual experience. These adjustments, to the extent they occur, are reported in the period recognized.

In December 1998, the Company increased its liabilities for unpaid losses and loss adjustment expenses by $155 million to reflect revised estimates for these liabilities. This increase was recognized in the fourth quarter of 1998 and resulted in a corresponding charge to pre-tax earnings. (See Note H of the Notes to the Consolidated Financial Statements.)

Emphasis on Insurance Company Ratings

Increased public and regulatory concerns with the financial stability of insurers have resulted in a greater focus by policyholders and their insurance agents upon insurance company ratings and a potential competitive advantage for carriers with higher ratings. Rating organizations periodically review the financial performance and condition of insurers and reevaluate their ratings. A.M. Best Company, Inc. ("A.M. Best") has currently rated all of the Company's insurance subsidiaries as A- ("Excellent"), except for Lyndon Life and Gulfco Life which they have rated as B++ ("Very Good") and Acceleration which they have rated B+ ("Very Good"). The Company cannot assure that its insurance subsidiaries will maintain their ratings and any downgrade could materially adversely affect their operations.

Highly Competitive Market

The property and casualty insurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and broker compensation. Although the Company's business strategy is to achieve an underwriting profit by identifying niche markets and specialty programs that it believes afford favorable opportunities for profitability due to limited potential competition, the Company nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business that encompass niche markets and specialty programs. The Company expects that type of competition will increase as it expands its operations.

Fluctuations in Industry Results

The financial results of property and casualty insurers historically have been subject to significant fluctuations. Profitability is affected significantly by volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations develop relating to the scope of insurers' liability, fluctuations in interest rates and other changes in the investment environment which affect returns on invested capital, and inflationary pressures that affect the size of losses. Further, underwriting results have been cyclical in the property and casualty insurance industry, with protracted periods of overcapacity accompanied by lower premium rates and operating results followed by periods of undercapacity accompanied by higher premium rates and operating results. The property and casualty insurance industry is currently experiencing a protracted period of overcapacity and lower premium rates, and the Company cannot assure when or if this period will end and when premium rates will increase.

Reliance Upon Reinsurance

To moderate the impact of unusually severe or frequent losses, the Company's insurance subsidiaries cede (i.e., transfer) a portion of their gross premiums to reinsurers in exchange for the reinsurers' agreements to share covered losses with the subsidiaries. Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, the Company's insurance subsidiaries are not relieved of their primary liability to their insureds and, therefore, bear a credit risk with respect to their reinsurers. Although the Company's insurance subsidiaries place reinsurance only with reinsurers they believe to be financially sound, the Company cannot assure that these reinsurers will pay all reinsurance claims on a timely basis, if at all. Further, although the Company believes our insurance subsidiaries are adequately reinsured, it cannot be certain that they will continue to be able to obtain reinsurance on satisfactory terms.

Dependence Upon Investment Income

Similar to other property and casualty insurance companies, the Company depends on income from its investment portfolio for a substantial portion of our earnings. A significant decline in investment yields could have a material adverse effect on the Company's financial results.

Concentration in Ownership

Mr. Harry W. Rhulen, Chairman of the Board and President of the Company, members of Mr. Rhulen's family and other directors and officers of the Company owned, as of March 1999, approximately 25% of the outstanding shares of Common Stock. As a result, these persons are in a position to influence the Company's management and affairs and, collectively, may be able to prevent a proposed change in control of the Company.

Restrictions Under Insurance Regulations

The Company subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which its insurance subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect investors in insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, mandated participation in shared markets, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties and changes in control. The rates that the Company's insurance subsidiaries can charge for certain lines of business are also subject to regulation and, therefore, may not keep pace with inflation. Changes in any of these laws and regulations could materially adversely affect the Company's operations.

Dependence Upon Dividends and Other Distributions from Subsidiaries

Because the Company is a holding company, its ability to pay dividends or fund other expenditures depends significantly on the payment of dividends and management fees to it by its subsidiaries. However, the Company's insurance subsidiaries are subject to regulations designed to protect their solvency that restrict the amount of dividends or other distributions they may make to the Company. In addition, the Company's current policy involves the retention by its insurance subsidiaries of their capital for growth rather than the payment of dividends.

REINSURANCE ACTIVITIES

The Company assumes business under reinsurance treaties and through mandatory participation in various states' residual market pools and reinsurance facilities. The Company assumes, primarily on a quota share basis, homeowners', commercial auto, other liability and contract surety business also assumes ocean marine and international property business, over 90% of which is retroceded to other insurers.

The Company cedes business under various reinsurance agreements which are generally related to specific programs. Reinsurance serves the purposes of limiting losses, minimizing exposure to catastrophes, providing additional capacity for future growth and facilitating relationships with other insurance entities. The Company purchases reinsurance primarily on an excess of loss basis for individual loss occurrences in excess of specified dollar amounts or loss ratios. In addition, since 1995, the Company has had in place an aggregate excess of loss agreement, for specific lines of business, to limit loss and loss adjustment expense ("LAE") ratios to contractually agreed benchmarks. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Zurich Reinsurance (North America) Stop Loss Agreements"). Effective December 31, 1998, the Company terminated the 1998-1999 stop loss agreement as it relates to the 1999 accident year. (see Note I of the Notes to the Consolidated Financial Statements) The Company generally reinsures its business with reinsurers who are admitted to do business in the jurisdictions in which its insurance subsidiaries are licensed and which have an A.M. Best rating of A-or higher. Security is obtained from reinsurers who do not meet these criteria.

Certain business produced by the Company's Alternative Risk division is reinsured by captive or rent-a-captive facilities. Under the terms of such reinsurance programs, which are by the Company, the producing agents will participate in the underwriting experience of their own business by purchasing preferred shares in a captive reinsurance company. In addition, premiums ceded to the captive will be used to purchase a letter of credit or deposited into a trust fund to secure the liabilities ceded to the reinsurer.

The following table summarizes as of December 31, 1998 the maximum amount of loss typically retained by the Company's insurance subsidiaries (exclusive of facultative reinsurance and the aggregate excess of loss agreement with Zurich N.A.):


                                    MAXIMUM
                                 RETAINED LOSS
                                      PER
                                  OCCURRENCE/
                                 RISK/PRINCIPAL
                                 ---------------
                                 (in thousands)

Property lines                     $   500
Casualty lines (excluding
  medical malpractice, health
  specialties, and social
  services)                          1,000

Medical malpractice, health
  specialties and social
  services                           1,000(1)
Workers' compensation                1,000
Surety                               1,000(2)
Umbrella liability                   1,000
Group accident and health              450
Excess workers' compensation         1,000(3)
Earthquake                           2,500
Homeowners'                          2,000(2)
Ocean marine                           250
Directors' and officers'
liability                            1,000
Commercial auto liability              250
Nonstandard auto liability              25

(1) For certain risks and policy years, the maximum retained loss per occurrence is $0.5 million and, on a very limited basis, $2 million.

(2) Does not reflect Company's co-insurance participation in amounts ceded in excess of its retention.

(3)  Subject  to  a   catastrophe   retention  of  $3  million  per
     occurrence.

DISTRIBUTION

The Company relies on multiple distribution channels to market its insurance products, primarily through independent insurance agencies and brokerage firms, no one of which accounts for more than 5% of such premiums. The following tables set forth for the three years ended December 31, 1998, the gross and net premiums written produced by internal and affiliated sources, independent agencies and brokerage firms:

                            1998                    1997                        1996
                -----------------------------------------------------------------------------
                PREMIUMS       PERCENT      PREMIUMS      PERCENT      PREMIUMS      PERCENT
                WRITTEN        OF TOTAL     WRITTEN       OF TOTAL     WRITTEN       OF TOTAL

                -----------------------------------------------------------------------------
                                        (dollar amounts in thousands)
Gross premiums:
  Internal and
  affiliated       $104,957     12.6%       $79,772        13.6%        $78,411       19.5%

All others          728,201     87.4        507,863        86.4         324,388       80.5
                   -----------------------------------------------------------------------
Total              $833,158    100.0%      $587,635       100.0        $402,799      100.0%
                   =======================================================================

Net premiums:
  Internal and
  affiliated        $65,627     12.5%       $60,776        15.6%        $56,511      18.1%
All others          461,378     87.5        328,240        84.4         255,352      81.9
                   ----------------------------------------------------------------------
Total              $527,005    100.0%      $389,016       100.0        $311,863     100.0%
                   ======================================================================


Internally and affiliated produced premiums include business written through the Company's wholly-owned agencies, as well as agencies in which the Company holds a noncontrolling equity interest. All other premiums are produced through independent insurance agencies and brokerages specializing in particular coverages.

OPERATING RATIOS

Statutory Combined Ratio

The statutory combined ratio is the traditional measure of underwriting experience for property/casualty insurance companies. The combined ratio is obtained by adding an expense ratio to a loss and LAE ratio. The expense ratio is defined as the ratio of other underwriting expenses incurred to net premiums written and the loss and LAE ratio is defined as the ratio of losses and LAE incurred to net premiums earned. Generally, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

The following table reflects the consolidated statutory loss ratios, expense ratios and combined ratios of the Company's primary property and casualty insurance operating subsidiaries, Frontier, Frontier Pacific, United Capitol from May 1996, Regency from September 1996 and, from July and December 1997, Lyndon Property Insurance Company ("Lyndon Property") and Western, respectively, determined in accordance with statutory accounting practices for the years indicated:

                      1998    1997    1996    1995    1994
                     ----------------------------------------

Loss and LAE ratio     95.0%   65.2%   58.7%   60.0%   69.9%

Expense ratio          38.2    35.7    32.2    31.1    28.2
                     ========================================
Combined ratio        133.2%  100.9%   90.9%   91.1%   98.1%
                     ========================================

The combined ratios in 1998 and 1997 reflect the effects of increased reserves of approximately $155 million and $35 million, respectively, primarily related to the Company's medical malpractice business. (See Note H of the Notes to the Consolidated Financial Statements)

Premium-to-Surplus Ratio

While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1. However, in consideration of maintaining Frontier's current A.M. Best rating of A- ("Excellent"), the Company has committed to maintain a premium-to-surplus ratio for Frontier no greater than
1.75 to 1.

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for the Company's property and casualty subsidiaries for the years indicated:

                            1998       1997         1996       1995         1994
                         ---------------------------------------------------------
                                     (dollar amounts in thousands)
Frontier:
  Net premiums written
   during the year         $287,733   $275,127   $255,446   $205,614   $179,058
  Policyholders' surplus
   at end of year          $251,841   $276,390   $262,899   $171,361   $104,871
  Ratio                      1.14/1      .99/1      .97/1     1.20/1     1.71/1

Frontier Pacific:
  Net premiums written
   during the year         $ 28,170   $ 30,282   $ 32,040   $ 15,143   $  8,230
  Policyholders' surplus
   at end of year          $ 34,920   $ 31,171   $ 25,985   $ 17,155   $ 16,127
  Ratio                       .81/1      .97/1     1.23/1      .88/1      .51/1

United Capitol:
  Net premiums written
   during the year         $ 61,855   $ 40,793   $ 25,930   $ 10,981   $ 17,051
  Policyholders' surplus
   at end of year          $ 65,966   $ 60,122   $ 53,355   $ 68,026   $ 61,750
  Ratio                       .94/1      .68/1      .49/1      .16/1      .28/1

Lyndon Property:
  Net premiums written
   during the year         $ 79,805   $ 45,167   $ 72,043   $ (41,623) $  (2,225)
  Policyholders' surplus
   at end of year          $100,296   $ 90,989   $ 71,104   $  54,054  $  90,762
  Ratio                       .80/1      .50/1     1.01/1         N/A        N/A

Western:
  Net premiums written
   during the year         $  23,396  $ 32,064   $  33,010  $  34,635  $  30,347
  Policyholders' surplus
   at end of year          $  35,935  $ 34,348   $  50,000  $  45,873  $  41,048
  Ratio                        .65/1     .93/1       .66/1      .76/1      .74/1

Regency:
  Net premiums written
   during the year         $  13,418  $  4,942   $   4,489  $   4,441  $   4,804
  Policyholders' surplus
   at end of year          $   8,133  $ 10,341   $   5,105  $   4,667  $   4,521
  Ratio                       1.65/1     .48/1       .88/1      .95/1     1.06/1

Lyndon Southern:
  Net premiums written
   during the year         $   1,602        --   $      --  $     --   $     --
  Policyholders' surplus
   at end of year          $   3,137  $  3,495   $   3,495  $     --   $     --
  Ratio                        .51/1       N/A         N/A       N/A        N/A

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

When a claim is reported, the Company's claims adjusting personnel establish a formula loss and LAE reserve based on historical average claim costs. As more information related to the claim is obtained, claims adjusting personnel update the formula reserve to a case basis reserve. This case basis reserve is an estimate of the amount of ultimate payment of the claims , based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Additionally, reserves are established by the Company on an aggregate basis to provide for IBNR losses and to maintain the overall adequacy of reserves. Reserves and payments on high exposure cases are reviewed and approved by a claims ommittee comprised of members of senior management, claims examiners, attorneys and underwriters. The Company does not discount its reserves either on the basis of generally accepted accounting practices ("GAAP") or statutory accounting practices.

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

The following table reflects the Company's property and casualty loss and LAE reserve development, net of estimated subrogation recoverable through December 31, 1998, for each of the preceding ten years:




                          1988      1989     1990      1991     1992      1993    1994     1995       1996      1997      1998
                          -------------------------------------------------------------------------------------------------------
                                                           (amounts in thousands)

  Reserves for unpaid
   losses and LAE        $64,971  $92,384  $120,096  $161,263 $185,074 $216,486 $263,202  $294,393  $373,606  $483,539  $  632,850
  Reserves reestimated
   at December 31:
      1 year later        67,486   93,419   119,875   162,121  188,387  230,360  255,689   289,914   386,893   618,054
      2 years later       68,793   91,457   120,550   158,746  196,005  229,334  252,678   314,558   492,247        --
      3 years later       66,532   91,527   115,310   163,537  191,401  214,712  282,016   399,069        --        --
      4 years later       66,656   86,508   114,790   154,217  172,654  234,172  345,459        --        --        --
      5 years later       64,254   87,795   107,907   133,768  182,660  276,137       --        --        --        --
      6 years later       64,700   79,459    88,803   142,630  214,006       --       --        --        --        --
      7 years later       55,300   62,667    91,777   168,342       --       --       --        --        --        --
      8 years later       42,687   66,438   113,268        --       --       --       --        --        --        --
      9 years later       45,492   82,694        --        --       --       --       --        --        --        --
      10 years later      59,144      --         --        --       --       --       --        --        --        --

  Cumulative redundancy
  (deficiency)             5,827    9,690     6,828    (7,079) (28,932) (59,651) (82,257) (104,676) (118,641) (134,515)
  Cumulative amount of
  liability paid through
  December 31:
      1 year later         9,611   16,823     8,129    41,486   38,300   56,986   80,507   102,160   147,013   216,534
      2 years later       20,006   13,230    35,864    62,175   74,113  113,471  148,513   195,052   274,307       --
      3 years later       11,196   32,987    45,973    80,888  112,017  154,548  204,252   263,107        --       --
      4 years later       24,825   39,166    58,043   104,672  139,333  188,495  233,254        --        --       --
      5 years later       30,919   50,406    74,659   122,863  161,417  198,801       --        --        --       --
      6 years later       39,664   61,276    86,405   137,059  163,429       --       --        --        --       --
      7 years later       47,784   67,429    93,835   133,519       --       --       --        --        --       --
      8 years later       50,119   71,769    89,686        --       --       --       --        --        --       --
      9 years later       53,676   64,145        --        --       --       --       --        --        --       --
     10 years later       46,150       --        --        --       --       --       --        --        --       --
  Net reserve--December 31                                                                          $373,606  $483,539  $  632,850
  Reinsurance recoverables                                                                           165,467   283,727     439,545
                                                                                                    ------------------------------
  Gross reserve                                                                                     $539,073  $767,266  $1,072,395
                                                                                                    ==============================

The loss and LAE reserves of Frontier, Frontier Pacific, United Capitol, Lyndon Property, Lyndon Southern, Western and Regency as reported in their Annual Statements prepared in accordance with statutory accounting practices and filed with state insurance departments are identical with those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of intercompany transactions. For additional disclosures regarding loss and LAE reserves, see Note H of the Notes to the Consolidated Financial Statements.

INVESTMENTS

The Company's investment portfolio is managed in a conservative manner to provide portfolio credit quality, diversification and liquidity. The Company's investment strategy is to maximize after-tax income while limiting investments primarily to investment grade securities with high liquidity characteristics.

The Company has established investment guidelines approved by the Board of Directors. In establishing such guidelines, consideration was given to projected surplus, estimated duration of liabilities, liquidity needs, projected tax status, expected rates of return on various asset classes, expected inflation, and correlation of returns among asset classes. The guidelines diversification of assets, credit quality, duration limits, and exposure to single issuers. In addition, all insurance subsidiaries must meet the applicable state regulatory requirements with respect to their investments.

The investment portfolio is divided into two major components. The majority of invested assets are maintained in the core portfolio which consists primarily of high quality investment grade fixed income securities and cash equivalents, principally U.S. Government and agency securities, corporate and municipal obligations, mortgage-backed and asset-backed securities and sinking fund preferred stock. At December 31, 1998, the core portfolio represented 90.7% of the total investment portfolio and had an average credit rating from Moody's of Aa1.

The other major component of the investment portfolio is an aAlternative investment portfolio which consists of asset classes other than investment grade fixed income securities and is designed to provide income and potential capital appreciation. Alternative investment portfolio asset classes include convertible bonds and convertible preferred stock, BB rated bonds, preferred stock, limited partnership interests, and common stock. At December 31, 1998, the alternative investment portfolio represented 9.3% of the total investment portfolio.

Most of the core portfolio is managed internally. Investment advisory firms are retained to manage asset classes, primarily in the alternative investment portfolio. Currently, the Company retains Asset Allocation and Management Company, General Re/New England Asset Management Company, Hartford Investment Management Company, and Wellington Management L.P. to manage portions of the investment portfolio within the investment strategy and guidelines establishedprovided by the Company.

The following table contains information concerning the Company's fixed maturity and equity investment portfolio all of which were classified as available for sale at December 31, 1998:


                                                     FAIR    CARRYING    PERCENT
                                         COST (1)    VALUE     VALUE     OF TOTAL
                                         ----------------------------------------
                                              (dollar amounts in thousands)
Fixed maturity
securities:
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies          $   69,951   $   72,371  $   72,371     5.8%
  Obligations of states and  political
   subdivisions                          330,276      342,344     342,344    27.2
  Corporate securities                   381,053      393,091     393,091    31.3
  Mortgage-backed securities             384,659      391,278     391,278    31.1
                                      -------------------------------------------
Total fixed maturity securities        1,165,939    1,199,084   1,199,084    95.4
Equity securities                         49,973       57,328      57,328     4.6
                                      -------------------------------------------
  Total                               $1,215,912   $1,256,412  $1,256,412   100.0%
                                      ===========================================


(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1998:

                                   FAIR    CARRYING   PERCENT
S&P/MOODY'S RATING                 VALUE     VALUE   OF TOTAL
---------------------------------------------------------------
                                 (dollar amounts in thousands)

AAA/Aaa (including U.S.
Treasuries of $52,894)          $  638,094  $  638,094    53.2%
AA/Aa                              201,221     201,221    16.8
A/A                                239,840     239,840    20.0
BBB/Baa                             91,368      91,368     7.6
All other                           28,561      28,561     2.4
                                -------------------------------
  Total                         $1,199,084  $1,199,084   100.0%
                                ===============================


The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 1998:


                                   FAIR       CARRYING    PERCENT
MATURITY                           VALUE        VALUE    OF TOTAL
------------------------------------------------------------------
                                     (dollar amounts in thousands)

Due in one year or less           $   17,724  $   17,724      1.4%
Due after one year to five years     271,676     271,676     22.7
Due after five years to ten years    232,430     232,430     19.4
Due after ten years                  285,976     285,976     23.9
Mortgage-backed securities           391,278     391,278     32.6
                                 ================================
  Total                           $1,199,084  $1,199,084    100.0%
                                 ================================
</TABLE


                                       14










The following table summarizes the Company's investment results for the five years ended December 31, 1998, calculated using the mean of total investments as of the first and last day of each calendar quarter:



                                 1998     1997      1996       1995      1994
                            ----------------------------------------------------
                                         (dollars amounts in thousands)
Total net investment income    $76,538   $60,344   $38,933   $30,055   $22,975
Average annual pre-tax yield       6.6%      6.4%      6.4%      6.4%      6.6%
Average annual after-tax yield     4.7%      4.6%      4.8%      4.9%      5.4%
Effective federal
  income tax rate on
  total net investment income     28.6%     26.9%     24.8%     23.7%     19.8%


REGULATION AND PREMIUM RATES

The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and relates to such matters as the standards of solvency which must be met and maintained; the licensing of insurance companies and their agents; the nature and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory basis, required to be filed with respect to the financial condition of insurance ; establishment and maintenance of reserves for unearned premiums and losses; restrictions on dividends and other distributions; and requirements regarding numerous other matters. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters.")

Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be "excessive, inadequate or unfairly discriminatory." In general, the Company's insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis.

Subject to regulatory requirements, the Company's management determines the premium rates for its policies based on a variety of factors, including loss and LAE experience, inflation, taxes , and anticipated changes in the legal environment. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these estimates and the willingness of insurance regulators to approve changes in those rates which they control, and by such other matters as underwriting selectivity and expense control.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires, inter alia, disclosure of transactions between Frontier and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable, and that certain material transactions be specifically nondisapproved by the New York Department of Insurance (the "Department"). Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for, or in the operations of Frontier, must be approved by the Department. With respect to Frontier Pacific, United Capitol, Lyndon, Western, Regency and Acceleration, the laws of their states of domicile with respect to holding companies are substantially equivalent to that of New York.

In their ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and statutory financial statement reporting requirements. For example, NAIC rules require audited statutory financial statements as well as actuarial certification of loss and LAE reserves therein. Other activities are focused on greater disclosure of an insurance company's reliance on reinsurance and changes in its reinsurance programs and stricter rules on accounting for certain overdue reinsurance. In addition, the NAIC has implemented risk-based capital ("RBC") requirements for insurance companies. An insurance company that does not meet threshold RBC measurement standards could be required to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters.") These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

COMPETITION

Health Care Division

The business in this segment is highly competitive, principally in terms of price and extent of coverage. In New York State, there are three major competitors, as well as a number of other insurers, writing medical malpractice insurance for physicians . However, the Company benefits from the endorsement or approval of various medical associations, many of whose physician members are insured by the Company. Moreover, the Company's program, unlike those of its competitors, is limited to specified classes of physicians. Dental malpractice coverage in all jurisdictions is significantly more competitive than medical malpractice with respect to rates and terms of coverage. Although the Company's underwriting strategy is to underwrite specialty programs for niche markets, it nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business which encompass niche programs.

Surety Division

The Company, through this segment, is one of the top ten surety underwriters in the United States. There are approximately 200 active surety companies, each which underwrite in excess of $3 million in annual premiums.

This segment faces competition from the large national multi-line carriers as well as smaller, regional mono-line and multi-line companies. Underwriting terms, commissions and pricing are the primary competitive factors.

Alternative Risk Division

Due to the diversity of the programs underwritten, this segment faces competitive pressures from a variety of sources, ranging from specialty niche carriers, to the more traditional, standard carriers.

The market for both excess and primary workers' compensation, a significant portion of this segment's business, has become increasingly competitive over the past few years. In response to this competitive environment, the Company has focused on underwriting very specialized books of business from select producers, thereby attempting to avoid the more competitive lines.

Other lines of business underwritten by this segment also face significant competition, which the Company attempts to avoid by focusing on specialty niches.

Specialty Programs Division

This segment is facing strong competition in many of its program lines due to the continued soft pricing in the property/casualty market. Size of accounts is a key factor contributing to the competitive pricing for this segment with most medium (approximately $25,000 or more in premiums) to large accounts being difficult to renew at current and adequate rates. The Company's strategy in retaining and attracting these accounts is to provide superior service, enhanced coverages, and risk management assistance, rather than attempting to compete on price alone, and to utilize specialized agents with national prominence in their respective product lines as producers.

Smaller accounts (less than $10,000 in premiums), which make up over half of the programs underwritten by this segment, tend to be less sensitive to price. By providing superior service and enhanced coverages, this segment has experienced strong premium growth with respect to such smaller accounts.

Environmental, Excess and Surplus Lines Division

This segment has limited competition with respect to environmental coverages due to a shortage of experienced underwriters who possess both the environmental and insurance knowledge required to successfully underwrite this class of business. Currently, there are four major competitors underwriting such coverages. The Company employs, and continues to seek, underwriters with a high degree of both environmental and insurance knowledge.

The competition in California with respect to coverage for residential and commercial contractors is fairly limited due to past poor experience by insurance companies in this class. The Company has been successful writing this coverage by utilizing a highly restrictive manuscript policy form and implementing stringent underwriting controls.

Coverages for property, product liability and ocean marine are highly competitive. The Company attempts to limit its underwriting risks through the utilization of manuscripted policy forms and endorsements, deductibles, self-insured retentions and individual risk pricing.

Personal and Credit-Related Division

This segment focuses on providing products for insurance programs with respect to credit, sales finance and loan transactions which are marketed through banks, credit unions, finance companies, automobile dealers and recreational vehicle dealers. Products include extended service contracts, credit life and disability, credit property, involuntary unemployment, residual value, GAP and collateral protection. Business for this segment is produced internally by direct sales, general agents, other insurance companies, third party administrators and brokers.

This segment has a limited number of competitors with competition primarily related to service, financial strength and relationships. In the credit-related market, the number of competitors continues to decline due to consolidations.

EMPLOYEES

The Company currently has approximately 1,250 full-time employees, eight of whom are executive management, and 64 part-time employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

ITEM 2. PROPERTIES

The Company owns a three-story office building in Rock Hill, New York, in which its executive offices and insurance operations for Frontier are located, a one-story building in Rock Hill, New York, which it uses for storage, a portion of which is rented, and a one-story office building in Charlotte, North Carolina from which Regency conducts its operations. The Company also owns an airplane and a hanger at a local airport.

The Company leases office space at 39 locations in 18 states at an aggregate monthly rental of approximately $376,000.

ITEM 3. LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shareholder Litigation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND RELATED
         SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol FTR. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange, for each calendar quarter during the periods indicated, as adjusted to reflect stock dividends paid and stock splits:

                             HIGH       LOW
                          --------------------
1997:

  First quarter             $20.28    $16.65
  Second quarter             29.77     19.60
  Third quarter              35.45     27.16
  Fourth quarter             35.68     18.18

1998:

  First quarter             $25.11    $20.34
  Second quarter             25.39     20.73
  Third quarter              23.75     12.63
  Fourth quarter             18.50     11.63

1999:

  First quarter (through    $15.25    $12.13
   March 17, 1999)


On March 17,1999, the Company had approximately 1,315 holders of record of its Common Stock, which did not include beneficial owners for shares registered in nominee or street name.

During 1998, the Company declared four quarterly cash dividends of $.07 per share, constituting the twenty-fourth consecutive quarterly cash dividend. During 1997, the Company declared one quarterly cash dividend of $.065 and three quarterly cash dividends of $.07 per share. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters" for restrictions on the payment of dividends by the Company's insurance subsidiaries).

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

Income Statement Data:


                                                          1998        1997        1996        1995        1994
                                                        --------------------------------------------------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)

Revenues:
     Gross premiums written                             $833,158    $587,635    $402,799    $264,314    $198,892
                                                        ========================================================
     Net premiums written                               $527,005    $389,016    $311,863    $220,757    $187,288
                                                        ========================================================
     Net premiums earned                                $493,054    $366,844    $265,989    $196,220    $156,755
     Net investment income                                73,528      56,122      37,226      30,035      24,453
     Net realized capital gains (losses)                   3,010       4,222       1,707          20      (1,478)
     Net proceeds from Company owned life insurance
       policy                                              4,400          --          --          --          --
                                                        --------------------------------------------------------
     Total revenues                                      573,992     427,188     304,922     226,275     179,730
Expenses:
     Losses and loss adjustment expenses                 442,853     234,568     155,991     119,255     110,918
     Amortization of policy acquisition costs,
       underwriting and other expenses                   210,083     134,929      88,025      62,845      47,482
     Minority interest in income of subsidiary trust      10,966      11,017       2,277          --          --
     Interest expense                                        965         825       1,970         895          --
                                                        --------------------------------------------------------
     Total expenses                                      664,867     381,339     248,263     182,995     158,400
                                                        --------------------------------------------------------
Income (loss) before income taxes                        (90,875)     45,849      56,659      43,280      21,330
Income tax expense (benefit)                             (40,833)     13,567      16,592      12,069       4,350
                                                        --------------------------------------------------------
Net income (loss)                                       $(50,042)   $ 32,282    $ 40,067    $ 31,211    $ 16,980
                                                        ========================================================
Net income (loss) per share -- basic                    $  (1.34)   $    .94    $   1.26    $    .99    $    .54
                                                        ========================================================
Net income (loss) per share -- diluted                  $  (1.34)   $    .92    $   1.23    $    .98    $    .54
                                                        ========================================================
Cash dividends declared per share                       $    .28    $    .28    $    .25    $    .24    $    .23
                                                        ========================================================

Balance Sheet Data:

                                                                         DECEMBER 31
                                              ------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                              ------------------------------------------------------------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Total investments                             $1,459,312    $1,249,823    $  838,320    $  552,714    $  407,618
Total assets                                   2,553,777     2,009,666     1,259,227       777,616       601,604
Liabilities for gross unpaid losses and
  loss adjustment expenses                     1,092,282       780,044       539,073       367,436       312,637
Total liabilities                              1,992,404     1,389,258       823,700       547,883       411,340
Guaranteed preferred beneficial interest in
  Company's convertible subordinated
  debentures                                     167,153       166,703       166,953            --            --
Total shareholders' equity                       394,220       453,705       268,574       229,733       190,264
------------------------
Supplemental diluted earnings per share
  data:
     Realized capital gains (losses) -- net
       of tax                                 $      .05    $      .06    $      .04    $       --    $     (.03)
     Operating income (loss)                       (1.39)          .86          1.19           .98           .57
                                              ------------------------------------------------------------------
Net income (loss)                             $    (1.34)   $      .92    $     1.23    $      .98    $      .54
                                              ==================================================================
Book value per share                          $    10.70    $    12.16    $     8.34    $     7.29    $     6.05
                                              ==================================================================
Statutory combined ratio                           133.2%        100.9%         90.9%         91.1%         98.1%
GAAP combined ratio                                131.9%        101.0%         91.8%         92.7%        101.0%
Ratio of earnings to combined fixed charges
  and preferred stock dividends                     (6.3)x         4.7x         13.3x         39.1x          N/A


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table sets forth the Company's net premiums earned by principal lines of insurance for the three years indicated and the dollar amount and percentage of change therein from year to year:




                                                                INCREASE (DECREASE)
                                                          --------------------------------
                                                          1998 TO 1997      1997 TO 1996
                           1998       1997      1996      AMOUNT    %      AMOUNT       %
------------------------------------------------------------------------------------------
                                            (dollar amounts in thousands)
General liability       $ 131,545   $111,515  $ 78,641  $ 20,030   18.0%   $32,874     41.8%
Medical malpractice       107,149    109,470   105,217    (2,321)  (2.1)     4,253      4.0
Surety                     66,119     56,327    51,368     9,792   17.4      4,959      9.7
Workers' compensation      11,338      6,724     7,025     4,614   68.6       (301)    (4.3)
Commercial multi-peril     28,470     16,465    11,006    12,005   72.9      5,459     49.6
Commercial earthquake       5,708      7,522     8,217    (1,814) (24.1)      (695)    (8.5)
Specialty personal lines   57,241     27,975     4,122    29,266  104.6     23,853    578.7
Credit-related products    50,079     15,068        --    35,011  232.4     15,068       --
Other                      35,405     15,778       393    19,627  124.4     15,385  3,914.8
                        ----------------------------------------          --------
  Total                 $ 493,054   $366,844 $ 265,989  $126,210   34.4%  $100,855     37.9%
                        ========================================          ========

The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated:



                                      1998     1997      1996
                                   ---------------------------
Losses                                58.0%     45.9%     36.5%
Loss adjustment expenses ("LAE")      37.0      19.7      22.2
                                    --------------------------
Losses and LAE                        95.0      65.6      58.7
Underwriting and other operating
 expenses                             36.9      35.4      33.1
                                    --------------------------
GAAP Combined Ratio                  131.9%    101.0%    91.8%
                                    ==========================


CALENDAR YEAR 1998 COMPARED TO CALENDAR YEAR 1997

A variety of factors accounted for the 34.4% growth in net premiums earned, the principal factor being increases in the Company's core and new program businesses in the general liability, surety, workers' compensation, and commercial multi-peril lines of business. Net premiums earned also grew due to the acquisitions of Lyndon in May 1997 and Acceleration in January 1998, which provide credit-related products, Western in December 1997, which offers medical malpractice coverage and Environmental Commercial Insurance Agency, Inc. ("ECI") in December 1997 which produces policies for environmental risks in the general liability line. This increase was partially offset by a decrease in medical malpractice business, commercial earthquake business, the planned decrease in a general liability program for apartment owners and to increased premiums ceded under the aggregate excess of loss reinsurance treaty.

The increase in general liability net premiums earned was primarily attributable to increased business written in the Environmental, Excess and Surplus Lines Division, primarily due to the acquisition of ECI, and to increased writings in the Specialty Programs Division in various programs such as camp, pest control and artisan contractors. These increases were partially offset by decreases in the Specialty Programs Division, primarily due to a discontinued program for apartment owners, and to decreased writings of excess workers' compensation in the Alternative Risk Division due to competition.

Medical malpractice net premiums earned in the Health Care Division decreased, primarily due to the sale of the Florida physicians business in December 1997. This decrease was partially offset by the increase in business from the acquisition of Western, and to increased writings for physicians, dentists and psychiatrists due to geographic expansion.

The growth in the surety line was primarily attributable to expanded writings of license and permit bonds, service contract bonds, customs bonds, lost instrument bonds, self insured workers' compensation bonds, landfill bonds and subdivision bonds, partially offset by a decrease in the contract bond business for small contractors due to increased price competition.

Net premiums earned for the workers' compensation line increased due to increased writings in the Alternative Risk Division, primarily in the captive and rent-a-captive programs, and to business acquired in the Western acquisition and written in the Health Care Division.

The growth in commercial multi-peril net premiums earned was due to increased writings in the Health Care Division, primarily in day care and other health care facilities and institutions.

Net premiums earned in the commercial earthquake line written in the Alternative Risk Division decreased primarily due to the planned decrease in this program.

The growth in specialty personal lines and credit-related products was due to increased volume as a result of the acquisitions of Lyndon and Acceleration and to increased business in the mobile homeowners program.

Net premiums earned in the other lines of business increased, primarily due to an increase in volume written in the Alternative Risk, Specialty Programs, and Health Care Divisions, primarily in the group accident and health, ocean marine, international property and commercial auto liability lines of business.

Net investment income before realized capital gains and losses increased 31.0% due principally to increased cash flow from operations and the contribution to net investment income from the acquisitions made in 1997, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract.

Total revenues increased 34.4% as a result of the above.

Total expenses increased 74.4%, compared to the 34.4% increase in net premiums earned. Losses and LAE increased 88.8% as a result of a 66.5% increase in losses and a 141.5% increase in LAE. Amortization of policy acquisition costs, underwriting and other expenses increased 55.7% as a result of a 46.9% increase in amortization of policy acquisition costs and a 70% increase in underwriting and other expenses.

The increase in losses and LAE was primarily due to a $155 million reserve strengthening in the medical malpractice, general liability and surety lines of business. The increase in medical malpractice losses and LAE was primarily due to poor results in business written for individual physician malpractice in various states, primarily in the state of Ohio, and to adverse reserve development in the large account program. The increase in losses and LAE in the general liability and surety lines was primarily due to adverse reserve development in LAE for accident years prior to 1998 in the Alternative
Risk, Health Care, and Specialty Programs Divisions for general liability and for surety in the Surety Division.

Amortization of policy acquisition costs, underwriting and other expenses ("Expenses") increased in the Health Care Division primarily due to the acquisition of Western and to increases in staffing, and marketing expenses. Expenses in the Surety Division increased due to increased policy acquisition costs and to the move of this division to Nashville early in the fourth quarter of 1998. The increases in Expenses in the Alternative Risk and Environmental, Excess and Surplus Lines Divisions were in direct proportion to the increase in net premiums earned. Expenses in the Specialty Programs Division increased due to the costs associated with the opening of a new start-up operation and to increased staffing and marketing costs. Expenses in the Personal and Credit-Related Division increased due to the acquisition of Acceleration in January 1998, partially offset by the recognition of $8.3 million of amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition.

Expenses increased due to a $10 million charge to cancel the aggregate excess stop loss agreement for the 1999 treaty year, an increase of approximately $3.5 million in the allowance for doubtful accounts and a $0.3 million restructuring charge related to the closing of one of the Company's Health Care Division Offices.

The increase in interest expense was primarily the result of additional borrowings under the line of credit during 1998.

The foregoing changes resulted in a net loss before taxes of $90.9 million for the year ended 1998 versus net income before taxes of $45.8 million for 1997.

CALENDAR YEAR 1997 COMPARED TO CALENDAR YEAR 1996

A variety of factors accounted for the 37.9% growth in net premiums earned, the principal factor being increases in the Company's core and new program businesses in the general liability, surety, medical malpractice and commercial multi-peril lines of business. Net premiums earned also grew due to the acquisitions of Lyndon, which writes personal lines and credit-related products, United Capitol, which provides general liability coverage for environmental and artisan contractors and, to a lesser degree Western, which offers medical malpractice coverage. This increase was partially offset by a decrease in workers' compensation, particularly the cotton gin program and social service programs that the Company discontinued during 1996 due to price competition.

The increase in general liability net premiums earned was primarily attributable to increase business written in the Environmental, Excess and Surplus Lines Division, primarily due to the acquisition of United Capitol, growth in programs in the Specialty Programs Divisions, primarily in the artisan's contractor and demolition contractor programs, and to growth in the excess employers' liability program in the Alternative Risk Division. These increases were partially offset by decreases in the specialty programs division, primarily due competition in the crane operators' liability program and to decreased writings for umbrella coverages.

Medical malpractice net premiums earned in the Health Care Division increased 4.1%, primarily attributable to an increase in the number of physicians insured in the programs for psychiatrists and alternative risks, geographical expansion in Ohio, Texas, Michigan, and Illinois and growth in the dental program endorsed by the Academy of General Dentistry and, to a lesser degree, the acquisition of Western in December 1997. These increases were partially offset by a decrease in Florida business due to rate increases, the sale of the Florida medical malpractice business and from the reclassification of certain medical malpractice business to the general liability line.

The 9.8% growth in the surety line was primarily attributable to expanded writings of license and permit bonds, service contract bonds, customs bonds, lost instrument bonds, self insured workers' compensation bonds, landfill bonds and subdivision bonds. The growth in the Surety Division was partially offset by decrease in the contract bond business for small contractors due to price competition.

Net premiums earned for the workers' compensation line decreased primarily as a result of decreases in the specialty niche programs for the cotton gin and feed lots written in the Specialty Programs Division and in the Health Care Division in programs associated with social services due to price competition. This decrease was partially offset by increases in the captive and rent-a-captive programs written in the Alternative Risk Division.

The growth in the commercial multi-peril net premiums earned was due to increased writings in the Health Care Division, primarily due to an increase in business written for day care and other healthcare related facilities and institutions.

Net premiums earned in the commercial earthquake line written in the Alternative Risk Division decreased 8.6%, primarily due to the planned decrease in this business.

The growth in specialty personal lines and in the credit-related products lines was due to increased volume written in the Personel and Credit-Related Division as a result of the acquisition of Lyndon and to increased business in the mobile homeowner's program.

Net premiums earned in the other lines of business increased, primarily due to an increase in volume written in the Alternative Risk, Specialty Programs, and Health Care Division, primarily in the group accident and health, ocean marine, international property and commercial auto liability lines.

Net investment income before realized capital gains and losses increased 50.8% due principally to increases in invested assets resulting from proceeds of the Common Stock offering in August 1997, the Convertible Trust Originated Preferred Securities ("Convertible TOPrS") offering in October 1996, cash flow from operations and the contribution to net investment income from the acquisitions made in 1997, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract.

Total revenues increase 40.1% as a result of the above.

Total expenses increased 53.6%, compared to the 37.9% increase in net premiums earned. Losses and LAE increased at a 50.4% rate as a result of a 70.0% increase in losses and a 18.1 % increase in LAE. Amortization of policy acquisition costs, underwriting and other expenses increased 53.2% rate as a result of a 45.2% increase in amortization of policy acquisition costs and a 68.1% increase in underwriting and other expenses.

The increase in losses and LAE was primarily due to a $35 million reserve increase in the medical malpractice line in the Health Care Division, primarily due to adverse reserve development in accident years prior to 1995.

Amortization and policy acquisition costs, underwriting and other expenses ("Expenses") increased in the Health Care Division, primarily due to the acquisition of Western in December 1997 and to increased staffing and marketing expenses related to expansion, and salary increases. Expenses in the Personal and Credit-Related Division increased due to the acquisition of Lyndon in 1997 and Regency in 1996, partially offset by the recognition of $5.8 million of the amortization of the excess of net assets over the purchase price associated with the Lyndon acquisition. Expenses in the Environmental, Excess and Surplus Lines Division increased primarily due to the acquisition of United Capitol in 1996 and to increased staffing and marketing expenses related to expansion. Expenses in the Surety, Specialty Programs and Alternative Risk Divisions increased due to increased staffing and marketing expenses related to expansion, and salary increases.

The decrease in interest expense was primarily the result of the repayment and termination of the line of credit in the fourth quarter of 1996, partially offset by the interest expense associated with the draw-down of $62 million from a revolving credit facility that the Company obtained on June 3, 1997.

The foregoing changes resulted in net income before taxes of $45.8 million for the year ended 1997, a 19.1% decrease from the comparable 1996 period.


ASSET PORTFOLIO REVIEW

The Company invests primarily in fixed income securities with the objective of maximizing after-tax investment income and total investment returns within approved investment guidelines. The core investment portfolio contains fixed maturity securities which are rated investment grade. At December 31, 1998, the Company held investment grade rated securities with a carrying value of $1.17 billion, representing 97.6% of total fixed maturity investments. Fixed maturity investments with credit ratings below investment grade, which are maintained as part of the alternative iInvestment portfolio, totaled $28.6 million at December 31, 1998 and represented the 2.4% balance of the total fixed maturity investments.

At December 31, 1998 and 1997, the Company's fixed maturity investments included mortgage-backed securities of $391.3 million and $368.6 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans that differ from typical fixed maturities. Securities that have an amortized cost greater than par value that are backed by mortgages that prepay faster than expected will incur a reduction in yield, while securities that have an amortized cost less than par value that are backed by mortgages that prepay faster than expected will generate an increase in yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayment risk and the repayment priority of the securities in the overall structure of a securitization.

The Company limits the extent of its credit risk by purchasing securities backed by stable collateral with enhanced priority in the securitization structure. The credit risk is minimized as the majority of the Company's mortgage-backed portfolio is guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities resulting in bonds with high investment grade ratings. The portfolio is actively managed to minimize the Company's exposure to prepayment and extension risk. As of December 31, 1998, the Company's asset and mortgage-backed holdings were rated Aa1 and Aaa, respectively, by Moody's.


The alternative investment portfolio includes investments in limited partnerships with carrying values of $27.3 million and $17.8 million at December 31, 1998 and 1997, respectively. The partnerships have varying investment strategies and these investments were made by the Company with the objective of long-term capital appreciation. The investments generally contain lock-up provisions which require the Company to hold the investments for a specified time horizon and have limited liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company, receiving cash principally through sales of its securities, borrowings and management fees charged to its subsidiaries. The Company's insurance subsidiaries are subject to dividend restrictions as described in Note Q of the Notes to the Consolidated Financial Statements. The ability of insurance companies to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due.

The liquidity needs of the Company's insurance subsidiaries are generally met through cash provided by operating activities. However, during 1998, additional funds of approximately $62.6 million were contributed to the insurance subsidiaries as a result of significant reserve strengthening and the need to maintain certain minimum surplus levels. Such funds were obtained through the Company's $150 million credit facility with Deutsche Bank AG, New York Branch, of which $58 million remained available to the Company at December 31, 1998. Under the terms of the credit facility, the Company is subject to certain financial and non-financial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity.

Cash flow needs at the holding company level primarily include corporate operating expenses and interest payments on outstanding debt, for which funding is provided through management fees charged to the Company's subsidiaries. Net proceeds of $144.5 million from a Common Stock offering in 1997 and $166.7 million from the sale of Convertible TOPrS during 1996 provided the principal funding for the strategic acquisitions completed during the three years ended December 31, 1998 (see Note C of the Notes to the Consolidated Financial Statements).

The Company has authorized a stock repurchase plan for up to 3 million shares of its Common Stock under which it repurchased 668,300 shares at a cost of $8.5 million during 1998. Although the Company plans to continue to repurchase its Common to the extent market conditions make such repurchases strategically advantageous, it has no commitment or obligation to purchase any particular number of shares and the program may be suspended at the Company's discretion.

The Company continually monitors existing and alternative financing sources to support the Company's capital and liquidity needs, including, but not limited to debt issuance and preferred or Common Stock issuance.

RATING AGENCIES

Ratings assigned by nationally recognized agencies are major factors in the Company's ability to market the products of its insurance subsidiaries to its agents and customers since rating information is broadly disseminated and generally used throughout the industry.

All of the Company's insurance subsidiaries, except Lyndon Life, Gulfco Life and Acceleration, are currently rated A- ("Excellent") by A.M. Best Company, Inc. ("A.M. Best"). A.M. Best's current ratings for Lyndon Life and Gulfco Life are B++ ("Very Good"), and its rating for Acceleration is B+("Very ). Standard & Poor's ("S&P") has assigned a financial strength rating of A+ ("Strong") to all of the Company's insurance subsidiaries, except for Regency, which is rated A ("Strong") and Acceleration and Gulfco, which have not been assigned ratings by S&P.


In order to maintain Frontier's current rating with A.M. Best, the Company has made certain commitments, including maintaining a minimum statutory surplus level of $250 million and limiting its premium-to-surplus ratio to no more than 1.75 to 1.

A.M. Best's and S&P's ratings are based on an analysis of financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell, or hold any security.

SOLVENCY AND SURPLUS MATTERS

In its ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:


YYY



                                       RATIO OF TOTAL ADJUSTED
                                        CAPITAL TO AUTHORIZED
                                          CONTROL LEVEL RBC
  REGULATORY EVENT                     (LESS THAN OR EQUAL TO)
---------------------                 ------------------------
Company action level                              2*
Regulatory action level                           1.5
Authorized control level                          1
Mandatory control level                           0.7


*Or, 2.5 with negative trend.


At December 31, 1998 and 1997, the ratios of total adjusted capital to authorized control level RBC for the Company's insurance subsidiaries were in excess of 2.5 to 1.

In addition, state insurance statutes typically place restrictions on the maximum amount of dividends or other distributions that may be made by insurance companies to their shareholders without obtaining prior regulatory approval. Such restrictions are typically related to the insurance companies statutory capital and surplus. (See Note Q of the Notes to the Consolidated Financial Statements.)

In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Ccompany's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's insurance subsidiaries, their respective state of domicile must adopt Codification as the prescribed basis of accounting for domestic insurers to report their statutory-basis results to the insurance department. At this time, it is unclear which of the various states will adopt Codification. Management has not yet determined the impact of Codification on the statutory surplus of the Company's insurance subsidiaries.

The thrust of these regulatory efforts is to improve the solvency of insurance companies. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

ZURICH REINSURANCE (NORTH AMERICA) STOP LOSS AGREEMENTS

Effective January 1, 1995, the Company entered into a stop loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York for accident years commencing 1995. Under the agreement, Zurich N.A. provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all subject business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162.5 million in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the contract. (See Note I of the Notes to the Consolidated Financial Statements.)

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement included selected programs underwritten by United Capitol, Western, and selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997 reinsurance agreement. Under the terms of the new agreement, Zurich N.A. provided reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for the covered insurance programs.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement for the 1999 accident year. (See Note I of the Notes to the Consolidated Financial Statements.)



LITIGATION WITH THE STATE OF NEW YORK

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19 million on December 31, 1995 and $13 million on June 30, 1996. The Company and the State reached an agreement with respect to 83 cases pursuant to which the State paid $15 million to the Company in September 1998 and the Company agreed to forego
$5.1 in interest. As a result, the amount of subrogation recoverables recorded at December 31, 1998 amounted to approximately $12 million.

Discussions are continuing with respect to the cases not included in the agreement with the State and, to the extent the amount of the actual recovery varies from the recorded subrogation recoveries of $12 million, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves adjusted for the anticipated recoveries.


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

THE YEAR 2000

The Company has a committee comprised of senior management from the corporate office and from each of its subsidiaries to develop and implement a uniform and complete Year 2000 compliance plan. An assessment of all systems that could be affected by Year 2000 issues has been completed. For its information technology ("IT") exposures, the Company is nearing completion of the remediation of its systems. Those remediated systems which have been implemented have been tested for compliance for: 20th century system dates with current and 21st century data and, with the exception of one system, 21st century system dates with 20th and 21st century data. Processes and procedures are currently in place to ensure that all future IT development and testing follow Year 2000 standards; that all projects undertaken in the interim deliver Year 2000 compliant solutions; that all future third-party hardware and software acquisitions are Year 2000 compliant; and that all commercial third-party service providers, including agents and program administrators, are queried regarding their Year 2000 compliance plans.

To date, the costs related to Year 2000 compliance efforts are approximately $2 million and have been expensed as incurred. Total costs are not expected to exceed $3 million and will continue to be funded out of operating cash flows. However, anticipated costs could be adversely affected by the continued need for availability of personnel and system resources, as well as any failure by third-party vendors, service providers, or agencies to properly address Year 2000 issues. The impact of achieving Y2K compliance has not caused a significant delay in other IT related development efforts.


The Company has also conducted a comprehensive review of its underwriting guidelines and is seeking regulatory approval of an endorsement to be added to all commercial property and casualty policies which would clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. Upon approval, this endorsement is being added to each policy at either issuance or renewal. Underwriting policy and protocol have been developed to address nonapproving states and business situations that cannot be endorsed. To date, the Company has received endorsement approval from 41 states and the District of Columbia. For these reasons, the Company believes its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

A contingency plan is currently being developed which will delineate the Company's responsibilities in the event that Year 2000 compliance is not achieved due to internal or external factors. These plans involve, among other things, manual workarounds, additional paper-based report development and adjusting staffing strategies. The Company recognizes the need for a contingency plan, but given the status of its current Y2K efforts does not anticipate having to rely on the plan. The Company expects to continue to conduct periodic tests of its systems throughout 1999 to complete testing for various conditions, and to further ensure continued Year 2000 compliance is maintained.

The Company believes it has an effective program in place to resolve Year 2000 issues in a timely manner. However, risks remain that as yet untested or undiscovered computer system problems will emerge. In addition, disruptions in the economy generally resulting from the Year 2000 could also materially adversely affect the Company, rendering it unable to receive premiums or settle its insureds' claims in a timely manner. In addition, the Company could be subject to litigation for claims related to its insureds' Year 2000 exposures.

ENVIRONMENTAL ISSUES

The Company, through its subsidiary United Capitol, in the ordinary course of business, writes insurance on accounts which have hazardous, unique or unusual risk characteristics. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion, except for policies specifically designed and underwritten to cover environmental exposures pollution. In addition, United Capitol's product liability and other primary general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos, other than for the policies providing coverage to asbestos abatement contractors for third party claims alleging bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are excluded from coverage.

Although the Company believes that such policies, together with the Company's general, professional and other liability policies, do not subject it to material exposure for environmental pollution claims, there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

SHAREHOLDER LITIGATION

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification, motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales, all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET
RISK

Frontier's investment portfolio is subject to market risk arising from the potential change in the value of the various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risks which most affect the Company's investment portfolio are interest rate risk and equity price risk.

Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. Table 1 below sets forth the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 1998. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. Hypothetical parallel shifts in the yield curve of plus or minus 50 and 100 basis points (bp) were employed in the . Additionally, based upon the yield curve shifts, estimations of prepayment speeds for the mortgage-backed securities and the likelihood of call or put options being exercised were also employed in this analysis.

           TABLE 1--SENSITIVITY ANALYSIS (IN THOUSANDS)

--------------------------------------------------------------------------------------
         ASSET           +100 BP     +50 BP         BASE       -50 BP      -100 BP
--------------------------------------------------------------------------------------
U.S. Treasury and
  government agency     $   70,419    $   71,387  $    72,371   $   73,375   $   74,403
---------------------------------------------------------------------------------------
Mortgage-backed            380,409       386,220      391,278      395,472      399,359
---------------------------------------------------------------------------------------
Municipal securities       327,806       335,341      342,344      350,852      358,894
---------------------------------------------------------------------------------------
Corporate securities       377,386       385,041      393,091      401,632      410,733
---------------------------------------------------------------------------------------
  Total                 $1,156,020    $1,177,989   $1,199,084   $1,221,331   $1,243,389
---------------------------------------------------------------------------------------

Table 2 details the effect on fair value for a positive or negative 10% price change on the Company's common equity portfolio.


                     TABLE 2 (IN THOUSANDS)

---------------------------------------------------
       ASSET           +10%      BASE      -10%
---------------------------------------------------

Common equity        $63,061   $57,328   $51,595
---------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See List of Financial Statements and Financial Statement Schedules on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:


        NAME         AGE                  OFFICE
------------------------------------------------------------------

Harry W. Rhulen       35  President, Chief Executive Officer and
                          Chairman of the Board

Suzanne Rhulen        38  Executive Vice President--Chief
Loughlin                   Administrative Officer
                           and Director

Patrick W. Kenny      56  Executive Vice President--Finance and
                          Planning

James W. Satterfield  50  Executive Vice President--Chief
                          Operating Officer

Joseph P. Loughlin    39  Executive Vice President--Chief Claims
                          Officer

Richard F. Seyffarth  51  Executive Vice President--Chief
                          Investment Officer

Douglas C. Moat       67  Executive Vice President--Mergers and
                           Acquisitions and Director

Mark H. Mishler       40  Vice President--Chief Financial Officer
Peter L. Rhulen       60  Director
Lawrence B. O'Brien   58  Director
Alan Gerry            70  Director
Paul B. Guenther      58  Director

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

Patrick W. Kenny was elected Executive Vice President--Finance and Planning upon joining the Company in September 1998. From 1994 to 1998, Mr. Kenny was the Senior Vice President of Corporate Development for SS&C Technologies, Inc., the Chief Financial Officer of Aetna Life and Casualty from 1988 to 1994, and prior thereto had been a Senior Audit Partner of KPMG Peat Marwick, where he spent 21 years.

James W. Satterfield was elected Executive Vice President--Chief Operating Officer in 1998, having been President of United Capitol since 1996. Prior thereto, Mr. Satterfield held various executive officer positions in the insurance industry with URC Environmental Specialty Underwriters, The Home Insurance Company and Reliance Reinsurance.

Joseph P. Loughlin was elected Executive Vice President - Chief Claims Officer in February 1998 and has been the Corporate Secretary since 1993. Mr. Loughlin served as a member of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1990, and as the managing attorney for the Company's legal offices in Ft. Lauderdale and Orlando and a Vice President of Frontier responsible for medical malpractice claims since January 1997.

Richard E. Seyffarth was elected Executive Vice President - Chief Investment Officer in February 1998, having joined the Company in 1996. Prior thereto, Mr. Seyffarth served as Vice President of The Home Insurance Company for over seven years.

Douglas C. Moat has been a director of the Company since August 1991 and since February 1998, has served as Executive Vice President--Mergers and Acquisitions. Mr. Moat, a JD, CLU, and FLMI, is Chairman of the Manhattan Group, Inc., an insurance and financial services firm, and has over 40 years experience in insurance and financial services sales and management, including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director--Financial Services Corporate Staff, ITT Corp.; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York State Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness.

Mark H. Mishler was elected Vice President -Chief Financial Officer of the Company in May 1997, having been the Vice President - Finance and Treasurer since October 1996, the Vice President and Controller of Frontier since 1995 and an employee of the Company since 1987. Mr. Mishler has more than 17 years experience in the insurance business.

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

Paul B. Guenther, was elected a director of the Company in March 1998 and is also a member of the Audit Committee. Mr. Guenther currently serves as the Chairman of the Philharmonic-Symphony Society of New York, a position he has held since September 1996. Prior thereto, Mr. Guenther served as the President of PaineWebber Incorporated from 1988 to 1994, and from 1994 through 1995 served as the President of PaineWebber Group, Inc. Mr. Guenther also serves as Chairman of the Board of Trustees of Fordham University, is on the Board of Overseers for the Columbia University Business School and other charitable entities. Mr Guenther is also a director of Consolidated Freightways and serves as an advisory Committee member and investor in Walden Capital
Partners LP.


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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers during the year ended December 31, 1998 and the two preceding years.


                  SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------
                            ANNUAL         LONG-TERM          ALL
    NAME AND             COMPENSATION    COMPENSATION        OTHER
   PRINCIPAL            SALARY   BONUS       AWARDS       COMPENSATION
    POSITION      YEAR    ($)     ($)      OPTION (#)         ($)(1)
---------------------------------------------------------------------
Harry W. Rhulen   1998  $459,000 $   -    1,025,356(2)(5)    $34,100
  President,      1997   188,000  150,000    15,400(4)        17,500
   Chief          1996   126,000   65,000                     14,000
   Executive
   Officer and
   Chairman of
   the Board

Douglas C. Moat   1998   250,000  100,000   30,644(2)(3)      5,000
  Executive       1997      -        -         -                -
   Vice           1996      -        -         -                -
   President


James W.          1998   284,000  100,000   21,216(2)        21,400
Satterfield       1997   257,000   75,000    5,500(4)        19,500
  Executive       1996    90,000  100,000   11,000(6)           200
   Vice
   President


Richard F.        1998   193,000  100,000     14,300(2)      14,400
Seyffarth         1997   143,000   40,000      4,400(4)       9,500
  Executive       1996    38,000      -        6,600(7)         800
   Vice
   President

Mark H. Mishler   1998   209,000   75,000     15,714(2)      16,000
  Vice            1997   143,000   30,000     11,000(4)      16,300
   President,     1996   106,000   60,000         -          11,300
   Treasurer
   and Chief
   Financial
   Officer

Walter A.         1998      -        -           -            -
  Rhulen*         1997   519,000  200,000    275,000(8)     59,800
  Former          1996   500,000  415,500          -        30,000
   President,
   Chief Executive
   Officer and
   Chairman of
   the Board


*Deceased January 31, 1998.
-----------
(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401k plan. The allocable amount accrued for contribution to the Company's profit sharing plan for Messrs. Rhulen, Moat, Satterfield, Seyffarth and Mishler was $15,700, $5,000, $10,000, $6,700 and $7,600,
    respectively, and the allocable amount contributed to the Company's 401k Plan for Messrs. Rhulen, Satterfield, Seyffarth and Mishler was $18,400, $11,400, $7,700 and $8,400, respectively.

(2) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing December 31, 1999, by Messrs Rhulen, Moat, Satterfield, Seyffarth and Mishler with respect to 35,356, 19,644, 21,216, 14,300 and 15,714 shares, respectively.

(3) 11,000 shares exercisable through December 31, 2000.

(4) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing May 22, 1998.

(5) 990,000 shares exercisable at prices ranging from $30.00 to $50.00 through December 31, 2004.

(6) Exercisable through August 13, 2001.

(7) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing November 21, 1998.

(8) Exercisable through December 31, 2001 by the Estate of Walter A. Rhulen.

                                 -----------------

The following table sets forth certain information concerning options granted during 1998 to the individuals named in the Summary Compensation table:



                                             OPTION GRANTS IN 1998

                                                                      POTENTIAL REALIZABLE VALUE
                      NUMBER OF  % OF TOTAL                           OF ASSUMED ANNUAL RATES OF
                      SECURITIES   OPTIONS                             STOCK PRICE APPRECIATION
                      UNDERLYING   GRANTED  EXERCISE                        FOR OPTION TERM
                        OPTIONS    TO ALL     PRICE       EXPIRATION   ------------------------
       NAME           GRANTED(#) EMPLOYEES  ($/SHARE)       DATE          5%($)         10%($)
-----------------------------------------------------------------------------------------------
Harry W. Rhulen        35,356      1.9       12.88        12/31/03       125,766        277,909
                      990,000     54.6     30.00-50.00    12/31/04             -             -

Douglass C. Moat       19,644      1.1       12.88        12/31/03        69,876        154,408
                       11,000      0.6       20.80        12/31/00        36,057         75,716

James W. Satterfield   21,216      1.2       12.88        12/31/03        75,468        166,764

Richard F. Seyffarth   14,300      0.8       12.88        12/31/03        50,867        112,403

Mark H. Mishler        15,714      0.9       12.88        12/31/03        55,897        123,517

The following table presents the value of unexercised options held at December 31, 1998 by the individuals named in the Summary Compensation Table:

                       OPTIONS VALUE TABLE


                                                  VALUE OF
                                                 UNEXERCISED
                          NUMBER OF             IN-THE-MONEY
                     UNEXERCISED OPTIONS         OPTIONS AT
                       AT YEAR-END (#)         YEAR-END ($)*
                      EXERCISABLE (E)/        EXERCISABLE (E)/
     NAME            UNEXERCISABLE (U)       UNEXERCISABLE (U)
--------------------------------------------------------------
Harry W. Rhulen         1,226,776(E)(1)           21,481 (E)
                           46,904(U)                   - (U)

Douglas C. Moat            17,050(E)              21,481 (E)
                           19,644(U)                   - (U)

James W.Satterfield        12,375(E)                  - (E)
                           25,341(U)                  - (U)

Richard F. Seyffarth        4,400(E)                  - (E)
                           20,900(U)                  - (U)

Mark H. Mishler             8,800 E)              21,481(E)
                           23,964(U)                  - (U)

* Values are calculated by subtracting the exercise price from the fair market value of the stock at year end.

(1) Includes 226,875 shares purchasable at $20.66 per share upon exercise of options granted to Mr. Walter A. Rhulen, and gifted to his son, Mr. Harry W. Rhulen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock at December 31, 1998 by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 37, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:


                                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                              ------------------------------------------------
                                                ACQUIRABLE
                               CURRENTLY         WITHIN 60         PERCENT OF
   NAME AND ADDRESS              OWNED            DAYS (1)         OUTSTANDING
------------------------------------------------------------------------------
Harry W. Rhulen                178,534(3)        1,226,776(6)         3.8%
Peter L. Rhulen(2)           1,672,156(4)             -               4.5
Lawrence E. O'Brien             62,462               6,050             *
Alan Gerry                      30,000               6,050             *
Douglas C. Moat                 21,713              17,050             *
Paul B. Guenther                20,500                -                *
Suzanne R. Loughlin            211,891(5)          234,575(6)         1.2
James W. Satterfield            10,608              12,375             *
Richard F. Seyffarth             7,650               4,400             *
Mark H. Mishler                 11,850               8,800             *
Wellington Management
  Company
 75 State Street
 Boston, MA 02109            2,980,008(7)              --             8.1
All directors and
  executive officers
  as a group (12
  persons)                   2,264,039           1,757,126           10.9

-----------------------------
* Less than 1%

(1) Reflects number of shares of Common Stock acquirable upon exercise of options.

(2) Address  is  195  Lake  Louise  Marie  Road,   Rock  Hill,  NY
    12775-8000.

(3) Includes 8,883 and 1,144 shares owned by a daughter and son of Mr. Harry W. Rhulen, respectively, for whom he acts as custodian under the Uniform Gifts to Minors Act. Does not include 15,642 shares owned by Mr. Rhulen's wife, as to which Mr. Rhulen disclaims beneficial ownership.

(4) Does not include 26,432 shares and 22,810 shares owned respectively, by Mr.Rhulen's spouse and The Eileen and Peter Rhulen Foundation,Inc., for which Mr. Rhulen acts as President. Mr. Rhulen disclaims beneficial ownership of such shares.

(5) Includes 49,544 shares owned by the children of Ms. Suzanne R. Loughlin, for whom she acts as custodian under the Uniform Gifts to Minors Act. Does not include 25,389 shares owned by Ms. Loughlin's husband, as to which Ms. Loughlin disclaims beneficial ownership.

(6) Includes 226,875 shares purchasable at $20.66 per share upon exercise of options granted to the late Mr. Walter A. Rhulen, his and her father, and gifted to each of them.

(7) Information is from Schedule 13G, dated December 31, 1998, filed by Wellington Management Company, which reflects shared dispositive power with respect to 2,980,008 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



In June 1998, the Company guaranteed a loan of $1.25 million for Thomas J. Dietz, an executive officer of the Company, which guarantee was outstanding on December 31, 1998.

In August 1998, the Company guaranteed a loan of $1.0 million and, in December 1998, guaranteed an additional $0.8 million for Peter L. Rhulen, a director of the Company, which $1.8 million of guarantees was outstanding on December 31, 1998.

In November 1998, the Company acquired 180 shares of the capital stock of Metro Partners, Inc. ("Metro Partners") from Metro Partners, representing 30% of Metro Partners' outstanding capital stock, for $600,000. Thereafter and during 1998, the Company loaned approximately $1.0 million at an 8.75% interest rate to Metro Partners, delivered a $250,000 letter of credit to Metro Partners' landlord as collateral for its real estate lease, and purchased $500,000 of Metro Partners' preferred stock. Metro Partners, organized in 1998, provides administrative services to insurance agents and brokers. Douglas C. Moat, an executive officer and director of the Company, and Peter L. Rhulen, a director of the Company, are principal shareholders (Mr. Rhulen with members of his immediate family and Mr. Moat through a corporation in which he is a principal shareholder) and directors of Metro Partners.

During 1998, the Company loaned an aggregate of $150,000 at a 6.5% interest rate to, and guaranteed a loan of $150,000 for, Film Backers, a company in which Anthony Rhulen, the brother of Harry Rhulen and Suzanne Loughlin, is a principal. The loans and guarantee were outstanding on December 31, 1998.

In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key managment executives. Under the program, a financial insitution will loan funds to the executive for such purchase in an annual amount up to 200% of the executive's salary, depending on the executive's level of responsibility at the Company. The shares purchased will be pledged with the financial institution as collateral for the loan by the executive, who will be responsible for its repayment and payment of the related interest. The Company will guarantee the loan as long as the executive is in the employ of the Company. The Company has also agreed to grant the executive an option on December 31st of each year to purchase an equivalent number of shares at the fair market value on such date as the executive purchased during the calendar year under the program, twenty-four management executives have elected to participate in this program. Pending finalization of the loan documents with the financial institution, the Company provided a loan facility for the participating management executives. Mr. Richard Seyffarth, an Executive Vice President of the Company and its Chief Investment Officer acted as the nominee for such management executives to borrow funds on their behalf.
Through December 31, 1998, an aggregate of $2,250,000 was borrowed pursuant to this loan facility and 176,653 shares of Common Stock were purchased on the New York Stock Exchange with the proceeds on the behalf of the twenty-four management executives participating in the program. The Company's eight executive officers are participating in the program and on December 31, 1998, loans outstanding from the Company on their behalf were as follows: Mr. Harry
W. Rhulen, $225,000; Ms. Suzanne Rhulen Loughlin $100,000; Mr. Patrick W.
Kenny, $150,000; Mr. James W. Satterfield, $135,000; Mr. Joseph P. Loughlin, Esq., $87,500; Mr. Richard F. Seyffarth, $91,000; Mr. Douglas C. Moat, $125,000; and Mr. Mark H. Mishler, $100,000. Once the arrangements with the financial institution are finalized, the loan proceeds from the financial institution will be applied to repay the loans by the Company.

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

(b) Reports on Form 8-K.

    Report on Form 8-K for an event (the issuance of a press release announcing pre-tax reserve, reinsurance and restructuring charges) which occurred December 16, 1998.

(c) Exhibits.

    See Index to Exhibits

                     ANNUAL REPORT ON FORM 10-K
             ITEM 8, ITEM 14(a)(1) and (2), (c), and (d)
   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    FINANCIAL STATEMENT SCHEDULES
                    YEAR ENDED DECEMBER 31, 1998
                   FRONTIER INSURANCE GROUP, INC.
                        ROCK HILL, NEW YORK

                        Form 10-K--Item 14(a)(1) and (2)
                 Frontier Insurance Group, Inc. and Subsidiaries
         List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements and supplemental data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 1998 and 1997...................... F-3
Consolidated Statements of Operations and Comprehensive Income--Years Ended
  December 31, 1998, 1997 and 1996........................................... F-5
Consolidated Statements of Shareholders' Equity--Three Years Ended
  December 31, 1998.......................................................... F-6
Consolidated Statements of Cash Flows--Years Ended
  December 31, 1998, 1997 and 1996........................................... F-7
Notes to the Consolidated Financial Statements............................... F-8
Supplemental Data--Quarterly Results of Operations (Unaudited)............... F-35

The following consolidated financial statement schedules of Frontier Insurance
Group, Inc. and subsidiaries are included in Item 14(a):

Schedule II--Condensed Financial Information of Registrant.................. F-36
Schedule IV--Reinsurance.................................................... F-39
Schedule V--Valuation and Qualifying Accounts............................... F-40
Schedule VI--Supplemental Information Concerning
  Property/Casualty Insurance Operations.................................... F-41

All other schedules for which provision is made in Article 7 of Regulation S-X are not required under the related instructions, are inapplicable, or required information is included in the consolidated financial statements, and therefore, have been omitted.

                  Report of Independent Auditors

Board of Directors and Shareholders
Frontier Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             /S/ Ernst & Young LLP

New York, New York
March 31, 1999
                                      F-2

                 Frontier Insurance Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                          (dollar amounts in thousands)

                                                   DECEMBER 31
                                                 1998           1997
                                              ----------------------
ASSETS
Investments:

Fixed maturity securities, available for sale  $1,199,084     $1,079,740
  Equity securities, available for sale            57,328         20,281
  Limited investment partnerships                  27,291         17,758
  Equity investees                                 16,930         14,108
  Real estate and mortgage loans                    9,131            368
  Short-term investments                          149,548        117,568
                                               -------------------------
Total investments                               1,459,312      1,249,823

Cash                                               28,335         11,804
Premiums and agents' balances receivable,
less allowances for doubtful accounts
(1998--$6,025; 1997--$2,791)                      114,389         96,196
Reinsurance recoverables on:
  Paid losses and loss adjustment expenses         30,626         21,460
  Unpaid losses and loss adjustment expenses      448,424        291,734

Prepaid reinsurance premiums                      137,790        111,927
Accrued investment income                          16,517         14,970
Federal income taxes recoverable                   24,775          7,292
Deferred policy acquisition costs                  96,597         55,634
Deferred federal income taxes                      46,434         29,045
Property, equipment and software                   54,188         48,298
Intangible assets                                  54,782         29,885
Other assets                                       41,608         41,598
                                              --------------------------
TOTAL ASSETS                                   $2,553,777     $2,009,666
                                              ==========================


See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
                     Consolidated Balance Sheets (continued)
              (dollar amounts in thousands, except per share data)


                                                   DECEMBER 31
                                                 1998       1997
                                              ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Policy liabilities:

  Unpaid losses                                 $831,839   $635,719
  Unpaid loss adjustment expenses                260,443    144,325
  Unearned premiums                              507,046    404,042
                                               ----------------------
Total policy liabilities                       1,599,328  1,184,086

Funds withheld under reinsurance contracts       182,211    111,879
Bank debt                                         92,000          -
Reinsurance balances payable                      35,773     33,953
Cash dividend payable to shareholders              2,578      2,375
Other liabilities                                 80,514     56,965
                                              ----------------------
TOTAL LIABILITIES                              1,992,404  1,389,258

Guaranteed preferred beneficial interest in
 Company's convertible subordinated
 debentures                                      167,153    166,703

Shareholders' equity:
  Preferred Stock, par value $.01 per share
   (shares authorized and unissued;
   1,000,000)                                         -          -
  Common Stock, par value $.01 per share
   (shares authorized: 1998--150,000,000;
   1997--50,000,000
   shares issued: 1998--37,594,709;
   1997--37,419,298)                                 376        340
  Additional paid-in capital                     450,347    367,914
  Accumulated other comprehensive income,
   net of tax                                     26,635     20,238
  Retained earnings (deficit)                    (73,833)    65,995
                                              ----------------------
                                                 403,525    454,487
Treasury Stock--at cost (1998--766,912
  shares; 1997--99,495 shares)                    (9,305)      (782)
                                              ----------------------
TOTAL SHAREHOLDERS' EQUITY                       394,220    453,705
                                              ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,553,777 $2,009,666
                                              ======================



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
              (dollar amounts in thousands, except per share data)


                                           YEAR ENDED DECEMBER 31
                                          1998       1997       1996
                                        ------------------------------
REVENUES
Premiums earned                        $493,054  $366,844  $265,989
Net investment income                    73,528    56,122    37,226
Net realized capital gains                3,010     4,222     1,707
                                        ------------------------------
Total net investment income              76,538    60,344    38,933
Net proceeds from company owned life
 insurance policy                         4,400         -         -
                                        ------------------------------
  Total revenues                        573,992   427,188   304,922

EXPENSES

Losses                                  274,748   164,972    97,058
Loss adjustment expenses                168,105    69,596    58,933
Amortization of policy acquisition
 costs                                  122,813    83,586    57,540
Underwriting and other expenses          87,270    51,343    30,485
Minority interest in income of
 consolidated subsidiary trust           10,966    11,017     2,277
Interest expense                            965       825     1,970
                                        ------------------------------
  Total expenses                        664,867   381,339   248,263
                                        ------------------------------
  Income (loss) before income taxes     (90,875)   45,849    56,659

Provision for income taxes:
  State                                     743     2,053       723
  Federal                               (41,576)   11,514    15,869
                                        ------------------------------
Total income tax expense (benefit)      (40,833)   13,567    16,592
                                        ------------------------------
  Net income (loss)                     (50,042)   32,282    40,067
Other comprehensive income (loss),
  net of tax                              6,397    15,431    (3,148)
                                        ------------------------------
  Total comprehensive income (loss)    $(43,645)  $47,713   $36,919
                                        ==============================

Earnings (loss) per common share:
  Basic                                  $(1.34)     $.94     $1.26
                                        ==============================
  Diluted                                $(1.34)     $.92     $1.23
                                        ==============================

Weighted average common shares outstanding (in thousands):

  Basic                                  37,293    34,195    31,797
  Diluted                                37,293    42,845    33,706



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              (dollar amounts in thousands, except per share data)

                                                                            THREE YEARS ENDED DECEMBER 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                                             ACCUMULATED
                                                               ADDITIONAL       OTHER         RETAINED                    TOTAL
                                                  COMMON        PAID-IN     COMPREHENSIVE     EARNINGS      TREASURY  SHAREHOLDERS'
                                                  STOCK         CAPITAL         INCOME       (DEFICIT)       STOCK       EQUITY
                                                ------------------------------------------------------------------------------------
Balances at January 1, 1996                      $     260     $ 167,457     $   7,955      $  54,849      $ (788)     $ 229,733
  Net income                                          --            --            --           40,067          --         40,067
  Common stock dividend (10%)                           28        45,208          --          (45,236)         --            --
  Stock options exercised                                2         1,101          --             --            --          1,103
  Issuance of common stock related
   to acquisition                                        4         8,071          --             --            --          8,075
  Change in net unrealized gains
   on investments (net of tax)                        --            --          (3,148)          --            --         (3,148)
  Cash dividends paid and accrued
   ($.25 per share)                                   --            --            --           (7,256)         --         (7,256)
                                               -------------------------------------------------------------------------------------
Balances at December 31, 1996                          294       221,837         4,807         42,424        (788)       268,574
  Net income                                          --           --            --            32,282          --         32,282
  Stock options exercised                                1         1,582         --              --            --          1,583
  Issuance of common stock related
   to public offering                                   45       144,482          --             --            --        144,527
  Change in net unrealized gains
    on investments (net
    of tax)                                           --           --           15,431           --            --         15,431
  Cash dividends paid and accrued
   ($.275 per share)                                  --           --             --           (8,711)         --         (8,711)
  Reissuance of treasury stock                        --              13          --             --             6             19
                                               -------------------------------------------------------------------------------------
Balances at December 31, 1997                          340       367,914        20,238         65,995        (782)       453,705
  Net loss                                            --           --             --          (50,042)         --        (50,042)
  Stock options exercised                                2         1,946          --             --            --          1,948
  Change in net unrealized gains
   on investments (net of tax)                        --           --            6,397           --            --          6,397
  Cash dividends paid and accrued
   ($.28 per share)                                   --           --             --           (9,965)         --         (9,965)
  Common stock dividend (10%)                           34        79,787          --          (79,821)         --             --
  Net (Purchase) reissuance of treasury stock         --              12          --             --        (8,523)        (8,511)
  Tax benefit from disqualifying dispositions         --             688          --             --            --            688
                                               -------------------------------------------------------------------------------------
Balances at December 31, 1998                    $     376     $ 450,347     $  26,635      $ (73,833)    $(9,305)      $394,220
                                               =====================================================================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

                                                                 YEAR ENDED DECEMBER 31
                                                               1998       1997        1996
                                                             ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $(50,042)   $32,282    $40,067
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Increase in policy liabilities                               349,508    127,568    145,636
   Increase in reinsurance balances                            (173,640)   (26,953)   (35,473)
   Increase in agents' balances and premiums receivable         (17,497)   (12,796)   (21,402)
   Increase in deferred policy acquisition costs                (40,963)   (20,318)   (14,366)
   Increase in accrued investment income                         (1,314)        (7)    (1,369)
   Deferred federal income tax expense (benefit)                (23,714)     2,800      2,279
   Depreciation and amortization                                 19,185      7,417      3,687
   Realized capital gains                                        (3,010)    (4,222)    (1,707)
   Other                                                         67,443    (10,627)      (895)
                                                             ---------------------------------
Net cash provided by operating activities                       125,956     95,144    116,457

INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities                140,221    102,409    129,523
Proceeds from calls, paydowns and maturities of fixed
 maturity securities                                            163,161    108,768    191,888
Proceeds from sales of equity securities                         31,117     18,738     15,256
Purchases of fixed maturity  securities                        (387,952)  (285,634)  (430,713)
Purchases of equity securities                                  (59,876)   (21,396)    (5,533)
Purchases of wholly-owned subsidiaries, net of cash acquired    (43,756)  (138,293)   (28,996)
Purchases of mortgage loans and real estate investments          (8,922)         -          -
Short-term investments, net                                       9,001     26,673   (108,889)
Purchases of property, equipment and software                   (11,110)   (14,673)   (10,609)
Purchases of limited investment partnerships                    (10,512)   (15,571)         -
Purchases of equity investees                                    (5,495)   (10,303)        (2)
Other                                                              (978)       176        430
                                                               -------------------------------
Net cash used in investing activities                          (185,101)  (229,106)  (247,645)

FINANCING ACTIVITIES
Proceeds from (costs of) guaranteed preferred beneficial
  interest in Company's convertible subordinated
  debentures                                                          -       (455)   166,914
Proceeds from bank borrowings                                    92,000     62,000      7,100
Repayment of bank borrowings                                          -    (62,000)   (33,792)
Issuance of common stock                                          1,948    146,110      1,103
Cash dividends paid                                              (9,761)    (8,240)    (6,920)
Reissue (purchase) of treasury stock                             (8,511)        19          -
                                                             ---------------------------------
Net cash provided by financing activities                        75,676    137,434    134,405
                                                             ---------------------------------
Increase in cash                                                 16,531      3,472      3,217
Cash at beginning of year                                        11,804      8,332      5,115
                                                             ---------------------------------
Cash at end of year                                             $28,335    $11,804     $8,332
                                                             =================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                December 31, 1998


NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

Organization

Frontier Insurance Group, Inc. (with its subsidiaries, the "Company"), is principally a specialty property and casualty insurer operating in all 50 states, the District of Columbia, Puerto Rico, Greece, Guam, and the Virgin Islands. The Company's principal lines of business and related net premiums earned are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" of the Company's 1998 Form 10-K. Primarily all lines of business written by the Company are marketed through independent agents. Also, refer to "Business--Description of Business--Reportable Segments" of the Company's 1998 Form 10-K for additional disclosures regarding the Company's reportable segments.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. The consolidated financial statements include the accounts and operations of Frontier Insurance Group, Inc. and all subsidiaries in which the ownership interests exceed 50%. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company are as follows:

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Recognition of Premium Revenues

Property and casualty premiums are earned pro rata over the terms of the related insurance policies. Credit life premiums are earned over the life of the contracts, principally using the sum-of-the-months-digits method, warranty insurance premiums are earned as the related losses are incurred, while credit accident and health premiums are principally recognized using the mean of the sum-of-the-months-digits method and the pro-rata method over the time period to which the premiums relate.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

Investments in fixed maturity and equity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in other comprehensive income, net of deferred federal income taxes. Fair values for fixed maturity and equity securities are based on quoted market prices, where available, or estimated using values obtained from independent pricing services. For mortgage backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between theprepayments anticipated and actual prepayments received, the Company recalculates the effective yield to reflect the actual payments received and the anticipated future payments.

Limited investment partnerships and investments in entities for which the Company has a 20% to 50% interest or less than a 20% interest but has the ability to exercise significant control ("equity investees") are accounted for using the equity method.

Mortgage loans are reported at unpaid principal balances and investment real estate is reported at cost, net of accumulated depreciation.

Short-term investments are carried at cost, which approximates fair value.

Realized gains and losses from the sales or liquidation of investments are determined using the specific identification method. Changes in the fair value of investments are reflected as accumulated other comprehensive income in shareholders' equity, net of deferred federal income tax.

Property, Equipment and Software

Property, equipment and software is stated at cost, net of accumulated depreciation and amortization computed on a straight-line basis over estimated useful lives ranging from 3 to 31.5 years. At December 31, 1998 and 1997, the related accumulated depreciation and amortization on property, equipment and software was $19,769,000 and $15,075,000, respectively. During 1998, 1997 and 1996, depreciation and amortization expense related to property, equipment and software was $4,702,000, $3,963,000 and $3,413,000, respectively.

In April 1993, the Company put into service and began to occupy its new home office facility. In July 1998, the Company completed the construction and began to occupy an addition to its home office building. The cost of the facility's construction was financed internally by the Company. However, to receive favorable tax status, title to the facility (including the recently completed addition) resides with the County of Sullivan Industrial Development Agency ("IDA") which, in turn, issued to the Company its twenty-year bonds with a face value equal to the total cost of the facility. Under the provisions of related agreements, title to the facility reverts to the Company on maturity of the bonds, or sooner for a nominal fee, should the Company so desire. Accordingly, as a result of these agreements, the home office facility is included with property, equipment and software in the balance sheets. As of December 31, 1998, the outstanding par value of the IDA bonds was $30,670,000, which approximates the carrying values of the Company's home office.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)



NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Insurance renewal rights and goodwill are stated at cost, net of accumulated amortization, computed on a straight-line basis over estimated useful lives ranging from two to seven years for insurance renewal rights and five to fifteen years for goodwill. The present value of future profits ("PVFP") associated with the purchase of Acceleration was approximately $20,500,000 and is carried at cost, net of accumulated amortization, computed based on unearned premiums at the time of purchase. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operations or assets. At December 31, 1998 and 1997, the related accumulated amortization on intangible assets was $19,071,000 and $4,770,000, respectively. During 1998, 1997 and 1996, amortization expense relating to intangible assets was $14,301,000, $2,744,000 and $1,437,000, respectively.

Deferred Policy Acquisition Costs

Recoverable policy acquisition costs that vary with and are directly related to the production of business, such as commissions and premium taxes, net of reinsurance allowances, are deferred and amortized as the related premiums are earned. Anticipated losses, loss adjustment expenses ("LAE"), and policy maintenance expenses, based on historical and current experience, are considered in determining the recoverability of such deferred policy acquisition costs. When the anticipated losses, LAE, acquisition and policy maintenance expenses exceed the related unearned premiums, after consideration of anticipated investment income, a provision for the indicated deficiency is recorded.

Unpaid Losses and LAE

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

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reinsurance

Assumed and ceded reinsurance premiums, commissions, and unpaid losses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements. Liabilities for unpaid losses, LAE and unearned premiums are stated gross of ceded reinsurance recoverables. Deferred policy acquisition costs are stated net of the amounts of reinsurance ceded, as are premiums earned, losses and LAE incurred, and amortized acquisition costs.

Contingent Reinsurance Commissions

Contingent reinsurance commissions are accounted for on an earned basis and are accrued in accordance with the terms of the applicable reinsurance agreement based on the estimated level of profitability relating to the subject business. The profitability of the reinsured business is continually reviewed and as adjustments become necessary they are reflected in current operations. Contingent reinsurance commissions are included in other assets and other liabilities.

Income Taxes

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

Cash and Cash Equivalents

Short-term investments are not considered to be cash equivalents for the purposes of preparing the statements of cash flows.

Impact of Recently Issued Accounting Standards

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-3 Accounting by Insurance and Other Enterprises for Insurance-related Assessments ("SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998 and requires any impact of adoption to be reported as a change in accounting principle. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal use. The Company will adopt the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this statement will have a significant effect on earnings or the financial position of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE C--ACQUISITIONS

During 1996, 1997 and 1998, the Company completed the following acquisitions, all of which were accounted for under the purchase method:

In May 1996, the Company purchased United Capitol Holding Company ("United Capitol Holding") and its wholly-owned subsidiaries, United Capitol Insurance Company ("United Capitol"), United Capitol Managers, Inc. (renamed Olympic Underwriting Managers, Inc.) and Fischer Underwriting Group, Inc., for $31,020,000, which exceeded the fair value of the net assets acquired by approximately $7,700,000. These entities underwrite specialty risks such as asbestos abatement, environmental liability and directors' and officers' liability.

In September 1996, the Company purchased Regency Insurance Company ("Regency") an underwriter of non-standard automobile and manufactured housing insurance and Emrol Installment Premium Discount, Inc. ("Emrol") in exchange for 523,788 shares of the Company's Common Stock, which had a market value per share of $15.42 on June 11, 1996, the effective date of the agreement. The purchase price, which was inclusive of $221,000 of capitalized acquisition costs, exceeded the fair value of the net assets acquired by approximately $2,400,000. Emrol finances premiums primarily for policyholders of Regency.

In June 1997, the Company purchased Lyndon Property Insurance Company and its six subsidiaries, Lyndon Life Insurance Company, Twin Mercury Life Insurance Company, Gulfco Life Insurance Company, Lyndon Southern Insurance Company, Lyndon - DFS Warranty Services, Inc. and Lyndon General Agency of Texas, Inc. (collectively, "Lyndon") for approximately $92,000,000. The Company also included $420,000 of capitalized acquisition costs in the purchase price. The total cost was less than the fair value of the net assets acquired by $29,421,000. Lyndon provides credit-related and specialty insurance products for financial institutions and specialty insurance markets.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE C--ACQUISITIONS (CONTINUED)

In December 1997, the Company purchased Western Indemnity Insurance Company ("Western") for approximately $48,452,000, which exceeded the fair value of net assets acquired by approximately $15,754,000. The purchase price is subject to a downward adjustment if the seller (Galtney Group) does not meet specified premium writing targets of $75,000,000 over a three year period, capped at $2,000,000. Western is a specialized carrier in the health care provider market, underwriting both physician and hospital coverages.

In December 1997, the Company, through United Capitol, purchased Environmental and Commercial Insurance Agency, Inc. ("ECI") for $4,500,000. The purchase price exceeded the fair value of the net assets acquired by $4,208,000. ECI is an underwriting manager of environmental errors and omissions and construction specialties and places the majority of its written business with United Capitol.

In January 1998, the Company, through Lyndon, purchased Acceleration Life Insurance Company, Dublin International Limited and Acceleration National Services Corporation (collectively, "Acceleration") from Acceleration National Insurance Company ("ANIC") for approximately $30,258,000. The purchase price exceeded the fair value of net assets acquired, which included approximately $20,500,000 in PVFP, by approximately $9,900,000. Acceleration underwrites credit life and credit accident and health insurance primarily through auto dealers. In conjunction with this transaction, the Company also purchased a book of warranty business for $10,300,000 and a separate reinsurance agreement was executed with ANIC, whereby ANIC transferred the unearned premiums and loss reserves and related assets to the Company as of January 1, 19988.

During 1998, the Company purchased several small insurance agencies specializing in the sale of surety and title insurance. The combined purchase price of these acquisitions was approximately $5,030,000 and consisted almost entirely of goodwill. The operations of these agencies are not material to the Company's consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE C--ACQUISITIONS (CONTINUED)

The assets acquired, liabilities assumed and the related goodwill of the companies purchased in 1998, 1997 and 1996, are summarized as follows (in thousands):

1998                     ACCELERATION   OTHER    TOTAL
                         ------------------------------
Purchase price             $ 40,558  $  5,030  $ 45,588
Assets acquired:
  Invested assets            67,998      --      67,998
  Other assets               67,798       313    68,111
                          -----------------------------
Total assets acquired       135,796       313   136,109
Liabilities assumed:
  Unpaid losses and LAE      13,625      --      13,625
  Other liabilities          91,538       237    91,775
                          -----------------------------
Total liabilities assumed   105,163       237   105,400
                          -----------------------------
Net assets acquired          30,633        76    30,709
                          -----------------------------
Excess of purchase price
  over net assets
  acquired                 $  9,925  $  4,954  $ 14,879
                          =============================

1997                                 LYNDON     WESTERN        ECI      TOTAL
                                   --------------------------------------------
Purchase price                     $  92,420   $  48,452  $   4,500  $ 145,372
Assets acquired:
  Invested assets                    205,677     101,597        445    307,719
  Other assets                       183,517      42,811      1,728    228,056
                                   --------------------------------------------
Total assets acquired                389,194     144,408      2,173    535,775
Liabilities assumed:
  Unpaid losses and LAE               51,233      87,491       --      138,724
  Other liabilities                  216,120      24,219      1,881    242,220
                                  --------------------------------------------
Total liabilities assumed            267,353     111,710      1,881    380,944
                                  --------------------------------------------
Net assets acquired                  121,841      32,698        292    154,831
                                  --------------------------------------------
Purchase price (under)
  over net assets
  acquired                         $ (29,421)  $  15,754  $   4,208  $  (9,459)
                                  =============================================

                                    UNITED   REGENCY
1996                                CAPITOL    AND      TOTAL
                                    HOLDING   EMROL
                                   ---------------------------
Purchase price                     $31,020    $8,296   $39,316
Assets acquired:
  Invested assets                   74,966     4,168    79,134
  Other assets                      49,797    11,833    61,630
                                   ---------------------------
Total assets acquired              124,763    16,001   140,764
Liabilities assumed:
  Unpaid losses and LAE             84,823     4,163    88,986
  Other liabilities                 16,604     5,944    22,548
                                   ---------------------------
Total liabilities assumed          101,427    10,107   111,534
                                   ---------------------------
Net assets acquired                 23,336     5,894    29,230
                                   ---------------------------
Excess of purchase price
  over net assets
  acquired                         $ 7,684   $ 2,402   $10,086
                                   ===========================


                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)



NOTE C--ACQUISITIONS (CONTINUED)

The following summarizes the Company's pro forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming the purchases of Lyndon, Western and ECI had been consummated as of January 1, 1997 and United Capitol Holding, Regency and Emrol had been consummated as of January 1, 1996 (in thousands, except per share data):


                                           1997      1996
                                         --------------------
                                             (Unaudited)
Net premiums earned                     $430,307  $386,910
Net investment income (including net
  capital gains and losses)               69,495    54,262
Other revenues                                 -        55
                                         ------------------
  Total revenues                         499,802   441,227

Losses and LAE                           271,772   208,498
Amortization of policy acquisition costs 102,395    52,540
Underwriting and other expenses           66,495    61,431
Minority interest in income of
  consolidated subsidiary trust           11,017     2,277
Interest expense                           3,187     5,715
                                         --------------------
  Total expenses                         454,866   330,461
                                         --------------------

Income before income taxes                44,936   110,766
Income tax expense                        11,689    29,360
                                         --------------------
  Net income                             $33,247   $81,406
                                         ====================
Earnings per common share:
  Basic                                  $  .97     $ 2.53
                                         ====================
  Diluted                                $  .95     $ 2.43
                                         ====================

The foregoing pro forma financial information has been prepared for informational purposes only. It includes certain adjustments for all years relating to investment income and amortization of goodwill, in addition to adjustments for 1997 and 1996 relating to interest expense, amortization of policy acquisition costs and PVFP which is included in underwriting and other expenses, together with the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations had the transactions been consummated on the assumed dates.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE D--EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (amounts in thousands, except per share data):

                                      1998       1997       1996
                                    ------------------------------
NUMERATOR
Net income (loss)                   $(50,042)  $ 32,282  $ 40,067
                                    =============================
Numerator for basic earnings
  (loss) per share--income (loss)
  available to common shareholders  $(50,042)  $ 32,282  $ 40,067
Effect of dilutive securities:
  Minority interest in income of
   consolidated subsidiary trust        --        7,027     1,480
                                    -----------------------------
Numerator for diluted earnings
  (loss) per share--income (loss)
  available to common shareholders
  after assumed conversions         $(50,042)   $39,309   $41,547
                                    =============================

DENOMINATOR
Denominator for basic earnings
  (loss) per share--weighted
  average shares                      37,293     34,195    31,797
Effect of dilutive securities:
  Convertible Trust Originated
   Preferred Securities                 --        8,094     1,685
  Employee stock options                --          556       224
                                    -----------------------------
Dilutive potential common shares        --        8,650     1,909
                                    -----------------------------
Denominator for diluted earnings
  (loss) per share--adjusted
  weighted-average shares and
  assumed conversions                 37,293     42,845    33,706
                                    =============================
Earnings (loss) per common share:
  Basic                             $  (1.34)  $    .94  $   1.26
                                    =============================
  Diluted                           $  (1.34)  $    .92  $   1.23
                                    =============================

The weighted average shares outstanding have been adjusted retroactively to reflect the effects of stock splits and stock dividends. For additional disclosures regarding the Convertible Trust Originated Preferred Securities and employee stock options, see Notes K and N, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE E--COMPREHENSIVE INCOME

During 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to requirements of Statement 130.

The components of comprehensive income (loss) for each of the years ended December 31, are as follows (in thousands):


                                      1998      1997      1996
                                   ------------------------------

Net income (loss)                   $(50,042)  $ 32,282   $ 40,067

Other comprehensive income (loss):

  Net unrealized gains (losses)        9,965     23,740     (4,844)
  Deferred taxes related to net
   unrealized (gains) losses          (3,568)    (8,309)     1,696
                                   -------------------------------
Total other comprehensive income
  (loss)                               6,397     15,431     (3,148)
                                   -------------------------------
Total comprehensive income (loss)   $(43,645)  $ 47,713   $ 36,919
                                    ==============================

For 1998, the reclassification adjustment for realized capital gains and losses previously included in accumulated other comprehensive income and related deferred tax expense was $2,157,000 and $755,000, respectively.

The components of accumulated other comprehensive income for each of the years ended December 31, are as follows (in thousands):


                                           1998        1997
                                         --------------------
Net unrealized gains                      $ 41,100   $ 31,135
Deferred federal income taxes              (14,465)   (10,897)
                                         --------------------
Total  accumulated  other  comprehensive
  income                                  $ 26,635   $ 20,238
                                         ====================

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE F--INVESTMENTS

The major categories of total net investment income are summarized as follows (in thousands):

                                                1998     1997     1996
                                               --------------------------
Interest, dividends and equity in earnings:
  Fixed maturity securities                    $74,127  $55,520 $37,623
  Equity securities                              1,646      832   1,190
  Limited investment partnerships                  838      637       -
  Equity investees                               1,805      179       2
  Short-term and other investments               6,652    8,433   3,830
Interest expense on funds held                 (10,017)  (7,160) (4,307)
                                               --------------------------
  Investment income before expenses             75,051   58,441  38,338
Less investment expenses                         1,523    2,319   1,112
                                               --------------------------
  Net investment income                         73,528   56,122  37,226

Net realized capital gains (losses):
  Fixed maturity securities                      3,958    2,495   1,245
  Equity securities                              3,009    1,727     462
  Other investments                             (3,957)       -       -
                                              --------------------------
Total net realized capital gains                 3,010    4,222   1,707
                                              --------------------------
Total net investment income                    $76,538  $60,344 $38,933
                                              ==========================

Gross realized capital gains on sales of available-for-sale securities in 1998, 1997 and 1996 were $7,947,000, $4,552,000 and $3,814,000, respectively. Gross realized capital losses on sales of available-for-sale securities in 1998, 1997 and 1996 were $1,643,000, $1,126,000 and $1,884,000, respectively.

The change in net unrealized gains (losses) on fixed-maturity securities was $6,945,000, $21,204,000 and $(6,350,000) in 1998, 1997 and 1996, respectively;
the corresponding amounts for equity securities were $4,330,000, $625,000 and $1,508,000.

At December 31, 1998, bonds and notes with an amortized cost of $48,939,000 were on deposit with various regulatory authorities to meet statutory requirements.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE F--INVESTMENTS (CONTINUED)

Investments in available-for-sale securities are summarized as follows (in thousands):


                                                GROSS     GROSS
                                             UNREALIZED  UNREALIZED   FAIR
                                        COST    GAINS     LOSSES     VALUE
                                   ---------------------------------------
AT DECEMBER 31, 1998
Fixed maturity securities:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies                  $   69,951  $ 2,458  $    38  $   72,371
    Obligations of states and
     political subdivisions           330,276   12,128       60     342,344
    Corporate securities              381,053   15,220    3,182     393,091
    Mortgage-backed securities        384,659    7,428      809     391,278
                                   ----------------------------------------
  Total fixed maturity
    securities                      1,165,939   37,234    4,089   1,199,084
  Equity securities                    49,973    8,405    1,050      57,328
                                   ----------------------------------------
    Total                          $1,215,912  $45,639  $ 5,139  $1,256,412
                                   ========================================

  AT DECEMBER 31, 1997
Fixed maturity securities:
    U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies                  $   69,561  $ 1,255   $   21    $ 70,795
    Obligations of states and
     political subdivisions           283,064    9,219      237     292,046
    Corporate securities              339,138    9,742      590     348,290
    Mortgage-backed securities        361,777    7,333      501     368,609
                                   ----------------------------------------
  Total fixed maturity
    securities                      1,053,540   27,549    1,349   1,079,740
  Equity securities                    17,256    3,512      487      20,281
                                   ----------------------------------------
    Total                          $1,070,796  $31,061   $1,836  $1,100,021
                                   ========================================

At December 31, 1998, the amortized cost and fair value of fixed maturity securities, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                      AMORTIZED   FAIR
                                        COST      VALUE
                                      --------------------

Due in one year or less             $  17,336   $   17,724
Due after one year to five years      263,136      271,676
Due after five years to ten years     224,583      232,430
Due after ten years                   276,225      285,976
Mortgage-backed securities            384,659      391,278
                                    ----------------------
  Total                             $1,165,939  $1,199,084
                                    ======================


                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE F--INVESTMENTS (CONTINUED)

At December 31, 1998 and 1997, the cost of the Company's investments in limited partnerships was $25,888,000 and $15,571,000, respectively. At December 31, 1998, the Company had unfunded commitments to certain individual partnerships of $12,000,000 to be funded over the next several years.

At December 31, 1998 and 1997, the total cost of the Company's investment in equity investees was approximately $17,154,000 and $14,384,000, respectively.

NOTE G--INCOME TAXES

The components of federal income tax (benefit) expense are as follows (in thousands):


                                 1998      1997      1996
                               ---------------------------
Federal income tax (benefit)
 expense:
  Current                      $(17,862)   $8,714  $13,590
  Deferred                      (23,714)    2,800    2,279
                               ---------------------------
Total federal income tax       $(41,576)  $11,514  $15,869
 (benefit) expense             ===========================

A reconciliation of federal income tax, based on the prevailing corporate income tax rate of 35%, to the federal income tax expense reflected in the accompanying financial statements is as follows (in thousands):

                                 1998      1997      1996
                               -----------------------------
Tax rate applied to pre-tax
 income (loss)                 $(31,806)   $16,047   $19,831
Add (deduct) tax effect of:
Tax-exempt interest income       (4,709)    (3,770)   (3,026)
Proceeds from COLI death
 benefits                         1,750)      --          --
  Dividends received deduction     (809)      (846)     (752)
  State income taxes               (260)      (718)     (253)
  Other                          (2,242)       801        69
                               ------------------------------
Federal income tax
 (benefit) expense             $(41,576)   $11,514   $15,869
                               ==============================

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE G--INCOME TAXES (CONTINUED)

Significant components of the Company's deferred federal income tax assets and liabilities at December 31, are as follows (in thousands):


                                               1998      1997
                                             --------------------
Deferred federal income tax assets:
  Reserve discounting, including salvage
    and subrogation                          $38,437   $36,790
  Unearned premium reserve                    17,560    24,086
  Net operating loss carryforward             34,703         -
  Alternative minimum tax credit               1,450         -
  Other                                        2,375     1,402
                                             --------------------
Total deferred federal income tax assets      94,525    62,278
Deferred federal income tax liabilities:
  Deferred policy acquisition costs           25,405    19,472
  Goodwill                                     2,807         -
  Net unrealized gains                        14,465    10,897
  Other                                        5,414     2,864
                                             --------------------
Total deferred federal income tax
  liabilities                                 48,091    33,233
                                             --------------------
Net deferred federal income tax asset        $46,434   $29,045
                                             ====================

Deferred federal income taxes result from timing differences in the recognition of certain income and expenses for tax and financial statement purposes and are summarized as follows (in thousands):

                                        1998      1997      1996
                                      ------------------------------
Reserve discounting, including
 salvage and subrogation              $ (1,647) $(1,866)  $   119
Unearned premium reserve                 6,526     (582)   (3,211)
Net operating loss carryforward        (34,703)       -         -
Alternative minimum tax credit          (1,450)       -         -
Deferred policy acquisition costs        5,933    2,933     4,666
Goodwill                                 2,807        -         -
Other                                   (1,180)   2,315       705
                                      ------------------------------
   Total deferred  federal income tax
    expense (benefit)                 $(23,714)  $2,800    $2,279
                                      ==============================

As of December 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $99,000,000, which expires in 2018.

Federal income tax payments (refunds) amounted to $(1,401,000), $13,928,000 and $17,021,000 in 1998, 1997 and 1996, respectively.

State income taxes represent the amount of current state income taxes incurred.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)



NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The Company writes insurance on accounts which have hazardous, unique or unusual risk characteristics. These liability policies generally exclude absolute pollution coverage, except for policies providing pollution liability coverage to contractors involved in the remediation of pre-existing pollution. The Company believes that such risks do not represent a material exposure related to environmental pollution claims but there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

The Company's property and casualty subsidiaries have exposure to insured losses caused by hurricanes, windstorms and other catastrophic events, primarily in Florida and North Carolina, and has earthquake exposure limited to California.
A continuous assessment of the catastrophic exposures is made to ensure that liabilities associated with the events can be minimized.

The liabilities for unpaid losses and LAE as of December 31, 1998 and 1997, and the incurred losses and LAE for each of the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):


                              1998                        1997                    1996
                       ---------------------------------------------------------------------
                                     INCURRED                    INCURRED        INCURRED
                       RESERVES   LOSSES AND LAE  RESERVES     LOSSES AND LAE  LOSSES AND LAE
                       ---------------------------------------------------------------------

Property and casualty  $1,072,395     $431,915    $767,266       $231,588          $155,991
Credit life                19,887       10,938      12,778          2,980             --
                       ---------------------------------------------------------------------
Totals                 $1,092,282     $442,853    $780,044       $234,568          $155,991
                       =====================================================================


                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The following table sets forth a reconciliation of the beginning and ending property and casualty loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1998 (in thousands):


                                                             1998      1997      1996
                                                         ------------------------------

Net reserves for losses and LAE, beginning of year         $ 483,539  $ 373,606  $ 294,393
Total acquired reserves                                         --       76,023     53,008
                                                         ---------------------------------
 Incurred losses and LAE for claims relating to:
  Current year                                               297,400    218,301    160,470
  Prior years                                                134,515     13,287     (4,479)
                                                         ---------------------------------
Total incurred losses and LAE                                431,915    231,588    155,991
                                                         ---------------------------------
Loss and LAE payments for claims relating to:
  Current year                                                66,070     50,665     27,626
  Prior years                                                216,534    147,013    102,160
                                                         ---------------------------------
Total payments                                               282,604    197,678    129,786
                                                         ---------------------------------
Net reserves for losses and LAE, end of year                 632,850    483,539    373,606
Total reinsurance recoverable on unpaid losses and LAE       439,545    283,727    165,467
                                                         ---------------------------------
Gross reserves for losses and LAE, end of year            $1,072,395   $767,266   $539,073
                                                         =================================

The net $134,515,000 increase in prior years' reserves was primarily attributable to a $155,000,000 reserve strengthening, resulting from an in-depth actuarial analysis of the Company's loss and LAE reserves completed during the fourth quarter of 1998. This analysis indicated significant deficiencies in loss and LAE reserves in the Company's medical malpractice line of business for individual physician related coverages in various states where the business is written, primarily in Ohio, and LAE reserve development related to general liability and surety lines.

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

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Litigation with the State of New York

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19,000,000 on December 31, 1995 and $13,000,000 on June 30, 1996. The Company and the State have reached an agreement with respect to 83 cases pursuant to which the State paid $15,000,000 to the Company in September 1998, and the Company agreed to forego $5,100,000 in interest which it had previously reserved for at December 31, 1997. As a result of the foregoing, the amount of subrogation recoverables recorded at December 31, 1998 amounted to $12,000,000.

Discussions are continuing with respect to the cases not included in the agreement with the State and, to the extent the amount of the actual recovery varies from the recorded subrogation recoverable of $12,000,000, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves adjusted for the anticipated recoveries.


NOTE I--REINSURANCE

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

Effective January 1, 1995, the Company entered into a three year stop loss reinsurance agreement with Zurich N.A. Under the agreement, Zurich N.A. provides reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for specified classes of business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the agreement.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE I--REINSURANCE (CONTINUED)

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement includes selected programs underwritten by United Capitol, Western, and additonal selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997 reinsurance agreement. Under the terms of the new agreement, Zurich N.A. provides reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for covered insurance programs.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement as it relates to the 1999 accident year. As consideration, the Company agreed to pay Zurich N.A. a $10,000,000 termination fee, limit the aggregate treaty maximum to $85,000,000, and modify the terms to limit the period of claim cession to December 31, 1999. Accordingly, the Company will account for any future claim cessions under the treaty after December 31, 1998, retrospectively.

Although reinsurance companies are liable to the Company for amounts reinsured, the Company remains liable to its insureds for the full amount of the policies written whether or not the reinsurance companies meet their obligations. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1998, the Company had outstanding gross reinsurance recoverables of $226,405,000 from its largest reinsurer, Zurich N.A.; however, under the terms of the reinsurance arrangements, the Company is withholding $159,175,000 of funds due Zurich N.A. Accordingly, the net outstanding recoverable from Zurich N.A. is $67,230,000. Of the remaining net reinsurance recoverables balance, approximately 26% is due from three reinsurers; one rated A++ (Superior), one rated A+ (Superior) and one rated A (Excellent) by A.M. Best Company, Inc.

In 1998, 1997 and 1996 the Company recognized and accrued reinsurance contingent profit commissions earned of $455,000, $792,000 and $773,000, respectively.

The effect of reinsurance on premiums written and earned is as follows (in thousands):


                      1998                     1997                  1996
                -----------------------------------------------------------------
                WRITTEN     EARNED      WRITTEN     EARNED     WRITTEN     EARNED
                -----------------------------------------------------------------
Direct        $ 784,629   $ 735,407   $ 566,496   $ 532,248   $ 394,057  $ 332,345
Assumed          48,529      46,859      21,139      29,353       8,742      7,287
Ceded          (306,153)   (289,212)   (198,619)   (194,757)    (90,936)   (73,643)
             ---------------------------------------------------------------------
Net premiums  $ 527,005   $ 493,054   $ 389,016   $ 366,844   $ 311,863  $ 265,989
             =====================================================================


                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE I--REINSURANCE (CONTINUED)

The effect of reinsurance ceded reduced incurred losses and LAE as follows (in thousands):


                                1998       1997      1996
                              ------------------------------

Incurred losses               $247,593  $118,489  $56,597
Incurred LAE                    44,156    17,739   18,240


NOTE J--CREDIT FACILITY AND OTHER DEBT

In June 1997, the Company entered into a five year, $100,000,000 revolving loan credit facility agreement with Deutsche Bank AG, New York Branch ("Deutsche Bank"). Under the terms of the agreement, the Company is subject to certain financial and nonfinancial covenants. In addition, the Company pays a quarterly commitment fee at an annual rate of .125%, which is being expensed as incurred. During 1997, the Company borrowed $62,000,000 under this agreement at an initial floating interest rate of 6.04% per annum, based on Eurodollar interest rates, which was fully repaid in August 1997. During 1998, the Company borrowed $92,000,000 at LIBOR-based interest rates ranging from 5.385% to 5.975%, which amount was outstanding at December 31, 1998. Also, during 1998, the Company increased the facility to $150,000,000, and extended the maturity to June 2003.

During 1996, the Company extinguished a total of $33,792,000 in debt, which arose from borrowings related to a previous credit facility agreement with the Bank of New York. The Bank of New York credit facility agreement was terminated in 1996.

During 1998, 1997 and 1996, the Company paid interest of $699,000, $825,000 and $1,970,000, respectively.



NOTE K--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S
        CONVERTIBLE SUBORDINATED DEBENTURES

In October 1996, the Company completed a $172,500,000 offering of 3,450,000 shares of 6 1/4% Convertible Trust Originated Preferred Securities ("TOPrS") through its wholly-owned consolidated subsidiary, Frontier Financing Trust, a statutory business trust formed by the Company for the sole purpose of issuing the TOPrS and investing the proceeds thereof in an equivalent amount of 6 1/4% Convertible Subordinated Debentures (the "Debentures") of the Company which mature on October 16, 2026. Under the terms of the offering, the Company is subject to certain financial and non-financial covenants. The initial purchasers' discount of $4,744,000 was deducted from the proceeds of the offering. The Company also incurred $1,032,000 of additional offering costs in connection with this transaction, resulting in net proceeds of $166,724,000 to the Company. The total offering costs have been capitalized and are being amortized on a straight-line basis over a 30 year period, in conjunction with the maturity date of the Debentures. The TOPrS are carried on the balance sheet net of the unamortized offering costs, which, at December 31, 1998 and 1997, amounted to approximately $5,347,000 and $5,800,000, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE K--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S
        CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

The TOPrS are mandatorily redeemable under certain conditions and amounts due to holders are fully and unconditionally guaranteed by the Company. The Debentures (the sole assets of the trust) are subordinate to all Company debt and to the claims of creditors and policyholders of the Company's subsidiaries. The TOPrS are convertible into shares of the Company's Common Stock at an initial conversion rate of 2.3461 shares of Company Common Stock for each preferred share, which is equivalent to a conversion price of $21.30 per share (or 8,093,842 shares of Common Stock in total). Holders of the TOPrS have no voting rights.

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

Holders of the TOPrS are entitled to receive cumulative cash distributions at an annual rate of 6 1/4% of the liquidation amount of $50 per share, accruing from the date of original issuance and payable quarterly in arrears. Such distributions are made from interest received on the Debentures, which have terms that parallel the terms of the TOPrS. During 1998, 1997 and 1996, the Company recorded expenses related to the cumulative cash distributions net of amortization of capitalized offering costs of $184,000, $205,000 and $39,000, respectively. The corresponding expenses are reported as "Minority interest in income of consolidated subsidiary trust" in the accompanying consolidated statements of operations and comprehensive income.


NOTE L--RELATED PARTY TRANSACTIONS

In April 1994, the Company completed the acquisition of certain assets of Spencer Douglass Insurance Associates, Inc. constituting the Company's California license and permit bond insurance agency business for $3,200,000. In conjunction with the purchase, the Company entered into a five-year consulting agreement with the seller, R. Spencer Douglass III ("Douglass"), for $360,000 per year.

In May 1995, the Company and Douglass formed a California limited liability company, Douglass/Frontier LLC ("Douglass/Frontier"), a bail bond insurance agency. The Company and Douglass, who is also an employee of Douglass/Frontier, share equally in the results of Douglass/Frontier. In addition, Douglass owns two retail bail bond agencies that produce business for Douglass/Frontier, which in 1998, 1997 and 1996 amounted to less than 3% of the gross bail bond premiums produced by Douglass/Frontier.

All of the Company's bail bond business is produced through Douglass/Frontier. In 1998, 1997 and 1996, premiums written through Douglass/Frontier amounted to approximately $1,054,000, $3,744,000 and $7,608,000, respectively, and the related premium balances due the Company at December 31, 1998 and 1997, were $83,000 and $2,225,000, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE L--RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 1997, Douglass/Frontier had notes payable to the Company of approximately $8,200,000. During 1998, such notes were repaid from the proceeds of an $8,200,000 bank loan obtained directly by Douglass/Frontier and guaranteed by the Company. Additionally, during 1998, the Company issued a guaranty for a $2,200,000 personal obligation of Douglass. Such guarantees were outstanding at December 31, 1998.

All of the Company's homeowners' multi-peril business is produced by Tower Hill Insurance Group ("Tower Hill"), a managing general agency specializing in such business, whose principal owner is also an officer and director of Regency. During 1998, 1997 and 1996, premiums written through Tower Hill were approximately $27,972,000, $7,170,000 and $2,233,000, respectively, and the related commissions paid to Tower Hill were $7,622,000, $1,809,000 and $558,000, respectively. The premium balances due the Company at December 31, 1998 and 1997, were $2,981,000 and $115,000, respectively.

During 1998, the Company purchased, at a cost of $600,000, a 30% interest in Metro Partners Inc. ("Metro Partners"), a management agency which provides various administrative services to insurance agencies and brokers. Two of the principals of Metro Partners serve as directors of the Company. In addition, the Company purchased $500,000 of Metro Partners preferred stock, and delivered a letter of credit for $250,000 to Metro Partners' landlord as collateral for its real estate lease. At December 31, 1998, the Company has notes receivable from Metro Partners of $1,021,000 at a stated interest rate of 8.75%.

The Company owns a 50% interest in Ward Insurance Services ("Ward"), a personal auto line producer. During 1998, total premiums produced by Ward for the Company werewas $11,066,000 and the related commissions paid to Ward $2,213,000. At December 31, 1998, premium balances due the Company amounted to $3,745,000 and other receivable balances due from Ward were $308,000.


At December 31, 1998 and 1997, the Company owned a 50% interest in Terramar Insurance Agency (the "Agency") and a 19.9% interest in Terramar Insurance Company ("Terramar"). Business produced through the Agency is written by the Company's insurance subsidiaries. Approximately 90% of such business is ceded to Terramar. During 1998 and 1997, premiums produced by the Agency were $18,277,000 and $6,860,000 and commissions paid to the Agency were $6,054,000 and $3,544,000, respectively. Premium balances due the Company were $3,925,000 and $1,923,000 at December 31, 1998 and 1997, respectively. In addition, at
December 31, 1998 Terramar owed the Company $1,500,000 as a result of a loan made during the year.

In December 1998, the Company initiated a program to facilitie the purchase of its Common Stock by key management executives. Under the program, a financial institution will loan funds to the executive for such purchase and the shares purchased will be pledged with the financial institution as collateral for the loan by the executive, who will be responsible for its repayment and payment of the related interest. The Company will guarantee the loan as long as the executive is in the employ of the Company. Pending finalization of the loan documents with the financial institution, the Company provided a loan facility for the participating management executives. An Executive Vice President of the Company acted as the nominee for such management executives to borrow funds on their behalf and through December 31, 1998, an aggregate of $2,250,000 was borrowed pursuant to this loan facility and 176,653 shares of Common Stock were purchased on behalf of the management executives participating in the program. Once the arrangements with the financial institution are finalized, the loan proceeds form the financial institution will be applied to repay the loans by the Company.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE L--RELATED PARTY TRANSACTIONS (CONTINUED)

During 1998, the Company issued guarantees on loans issued by banks for an officer and a director for $1,250,000 and $1,800,000, respectively.

NOTE M--PREFERRED AND COMMON STOCK

The Company's Preferred Stock may be issued from time to time by the Board of Directors in one or more series and classes and with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

During 1998, the Company's shareholders approved an increase in the number of shares of the Company's authorized Common Stock from 50,000,000 to 150,000,000.

NOTE N--STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted stock option plans (the "Plans") under which 1,435,789 shares of Common Stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the common stock on the date of grant. Incentive stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee designated by the Board) determines the number of shares subject to each option, the expiration date and vesting periods of nonqualified stock options and otherwise administers the Plans. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE N--STOCK OPTIONS (CONTINUED)

In 1998, the Company granted the President and Chairman of the Board, and an Executive Vice President, separate stock options outside the Plans to purchase 990,000 and 495,000 shares, respectively, of the Company's Common Stock at prices ranging from $30.00 to $50.00 per share, exercisable at any time through December 31, 2004. In August 1998, the Executive Vice President resigned and under the terms of the option grant, the 495,000 shares were forfeited and canceled. Accordingly, the option to purchase 990,000 shares was outstanding at December 31, 1998.

In 1998, the Company also granted an Executive Vice President a separate stock option outside the Plans to purchase 235,000 shares of the Company's Common Stock at prices ranging from $17.00 to $43.00 exercisable at any time, which option was outstanding at December 31, 1998.

In 1997, the Company granted the then President and Chairman of the Board, since deceased, a separate stock option outside the Plans to purchase 275,000 shares of the Company's Common Stock at $36.36 per share at any time through December 31, 2001, which option was outstanding at December 31, 1998.

During 1993, the Company granted the then President and Chairman of the Board, since deceased, and a Vice President, separate stock options outside of the Plans to purchase 907,500 and 163,350 shares, respectively, of the Company's Common Stock at $20.66 per share at any time through December 31, 1999, which options were outstanding at December 31, 1998.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: risk-free interest rates of 4.97%, 6.58% and 6.20%; a dividend yield of 2.18%, 1.25% and 1.25%; volatility factors of the expected market price of the Company's Common Stock of .337, .335 and .25; and an expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE N--STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):


                                      1998      1997      1996
                                    ------------------------------

Pro forma net income                $(50,372) $32,064   $39,813
Pro forma basic earnings (loss)
 per common share                     $(1.35)  $  .94    $ 1.25
Pro forma diluted earnings (loss)
 per common share                     $(1.35)   $ .91    $ 1.23


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income (loss) and earnings (loss) per share are not indicative of future years.

A summary of the Company's stock option activity, and related information for each of the three years ended December 31, follows:

                                  1998                        1997                        1996
                    --------------------------------------------------------------------------------------------
                          OPTIONS  WEIGHTED-AVERAGE    OPTIONS     WEIGHTED-AVERAGE  OPTIONS    WEIGHTED AVERAGE
                            (000)   EXERCISE PRICE      (000)       EXERCISE PRICE    (000)      EXERCISE PRICE
                    --------------------------------------------------------------------------------------------

Outstanding at
 beginning of year       1,036          $  19            715            $  11          768            $   9
Granted                    635             13            500               25          152               15
Exercised                 (175)            11           (150)              11         (183)               6
Canceled                   (84)            18            (29)              15          (22)              10
                         -----                         -----                         -----
Outstanding at end
 of year                 1,412             17          1,036               17          715               11
                         =====                         =====                         =====
Exercisable at end
 of year                   317             16            257               11          238               11
                         =====                         =====                         =====


The weighted average fair value of options granted during 1998, 1997 and 1996 were $4.83, $8.81 and $4.66, respectively.

                       Options Outstanding and Exercisable
                                 by Price Range
                             as of December 31, 1998

                               OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------
                        OUTSTANDING    WEIGHTED-AVERAGE                         EXERCISABLE
    RANGE OF          AS OF DECEMBER      REMAINING        WEIGHTED AVERAGE    AS OF DECEMBER   WEIGHTED AVERAGE
 EXERCISE PRICES         31, 1998      CONTRACTUAL LIFE     EXERCISE PRICE         31, 1998     EXERCISE PRICE
  ---------------------------------------------------------------------------------------------------------------

$ 5.01 - $10.00           202,303            1.2              $ 8.57                132,224        $8.57
$10.01 - $15.00           573,276            4.7               13.64                 27,224        12.92
$15.01 - $20.00            67,950            3.2               17.45                 33,550        17.00
$20.01 - $25.00           558,479            4.1               23.96                121,929        23.81
$25.01 - $30.00             6,600            3.2               27.27                  1,649        27.27
$30.01 - $35.00             3,575            3.6               30.63                    893        30.63
                        ---------                                                 --------
                        1,412,183            3.9              $17.29               $317,469       $15.85
                        =========                                                  ========


                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE O--COMMITMENTS AND CONTINGENCIES

At December 31, 1998, the future minimum payments under noncancellable operating leases are as follows (in thousands):


                             1999                    $4,507
                             2000                     4,322
                             2001                     4,003
                             2002                     3,308
                             2003                     2,707
                             Thereafter               3,006
                                                    =======
                             Total                  $21,853
                                                    =======




These leases are for the rental of office space, the initial terms of which run five years, with a negotiated renewal option at the end of the term. Total rental expense for 1998, 1997, and 1996 amounted to $4,666,000, $2,580,000 and
$1,112,000, respectively.

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

                 Frontier Insurance Group, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements (continued)


NOTE O--COMMITMENTS AND CONTINGENCIES (CONTINUED)

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock. On June 30, 1998, the Company amended the stock repurchase program to permit the purchase of up to 3,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the joint determination of the Chairman of the Board and Chief Investment Officer. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1998, in conjunction with this repurchase program, the Company acquired 668,300 shares at a cost of $8,530,000. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes.



NOTE P--STATUTORY FINANCIAL INFORMATION

A comparison of the consolidated amounts of the insurance subsidiaries' policyholders' surplus as of December 31, 1998 and 1997, and net income (loss) for each of the years ended December 31, 1998, 1997 and 1996, on a statutory accounting practices ("SAP") basis as reported to insurance regulatory authorities, and the GAAP shareholders' equity and net income included in the accompanying consolidated financial statements, is as follows (in thousands):

                                    1998                                1997          1996
                      ----------------------------------------------------------------------------------
                                              NET                             NET              NET
                      SURPLUS/EQUITY     INCOME (LOSS)    SURPLUS/EQUITY  INCOME (LOSS)   INCOME (LOSS)
                      ==================================================================================
Insurance
   subsidiaries'
   consolidated SAP
   amounts               $396,205           $(70,889)       $412,069        $32,730        $28,874
                      ==================================================================================

 Insurance
   subsidiaries'
   consolidated GAAP
   amounts               $612,723           $(32,373)       $573,103        $41,970        $41,099


 Parent company, its
   noninsurance
   subsidiaries and
   eliminations          (218,503)           (17,669)       (119,398)        (9,688)        (1,032)
                      ----------------------------------------------------------------------------------
 Consolidated GAAP
   amounts               $394,220           $(50,042)       $453,705        $32,282        $40,067
                      ==================================================================================



NOTE Q--DIVIDEND AND CAPITAL RESTRICTIONS

The Company's insurance subsidiaries are subject to certain regulatory supervision by their respective domiciliary states. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on the payments of dividends. At December 31, 1998, the amount of restricted net assets of the Company's insurance subsidiaries was approximately $357,600,000 and the maximum dividend that may be paid to the Company in 1998 without regulatory approval was approximately $38,600,000.

Additionally, the insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by the insurance subsidiaries is to be determined based on the various risk factors related to it. At December 31, 1998, the Company met the RBC requirements.

                Frontier Insurance Group, Inc. and Subsidiaries

           Notes to the Consolidated Financial Statements (continued)



NOTE R--EMPLOYEE BENEFIT PLANS

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

The Company's total expense related to employee benefit plan contributions for 1998, 1997 and 1996 was $4,203,000, $2,635,000 and $1,691,000, respectively.

NOTE S--SUBSEQUENT EVENTS

In January 1999, the Company entered into a reinsurance agreement with Everest Reinsurance Company for new and renewal policies written in its medical malpractice book of business. Under the terms of the agreement, the reinsurer assumes losses in the amount of $750,000 per insured/per occurrence, in excess of $250,000 per insured/per occurrence. The agreement provides for the Company to retain a corridor deductible under certain specific conditions. The reinsurer's exposure in excess of the corridor deductible is unlimited.

Effective February 3, 1999, the Company entered into a 3.5 year interest rate swap agreement for a notional amount of $45,000,000. Under the terms of the agreement, the Company will pay a fixed interest rate of 5.21% and receive the LIBOR interest rate it currently pays under its line of credit facility.

From January 1, 1999 through March 29, 1999, in connection with its stock repurchase program, the Company acquired an additional 1,866,100 shares of its Common Stock at an aggregate cost of $22,605,000. Additionally, on March 29, 1999, the Company borrowed $15,000,000 under its Deutsche Bank credit facility.

         Frontier Insurance Group, Inc. and Subsidiaries

                        Supplemental Data

           Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 1998 and 1997 (in thousands, except per share data):

                                                 1998                                  1997
                               -------------------------------------------------------------------------------
                                  1ST         2ND      3RD       4TH       1ST      2ND     3RD       4TH
                               -------------------------------------------------------------------------------
Net premiums earned            $117,212    $122,576  $128,001  $125,265  $77,807  $76,017  $103,216  $109,804
Total net investment income      20,850      20,724    15,525    19,439   12,614   13,319    14,786    19,625
Net income (loss)                17,743      17,465    14,193   (99,443)  11,904   15,419    14,758    (9,799)

Earnings (loss) per common share:
  Basic                             .52         .47       .38     (2.69)     .37      .48       .43     (.26)
  Diluted                           .47         .42       .35     (2.69)     .34      .42       .38     (.26)

Due to changes in the number of average Common Stock and equivalent shares outstanding, quarterly earnings per share may not add to the totals for the years.

In the fourth quarters of 1998 and 1997, the Company increased reserves by approximately $155,000,000 and $35,000,000, respectively. Such increases were primarily due to adverse experience in the Company's medical malpractice line of business (see Note H of the Notes to the Consolidated Financial Statements). Other charges incurred during the fourth quarter of 1998, included $10,000,000 related to the termination of the Company's 1998-1999 stop loss reinsurance agreement (see Note I of the Notes to the Consolidated Financial Statements), and to an increase of approximately $3,500,000 in the allowance for doubtful accounts and and a $300,000 restructuring charge related to the closing of one of the Company's Health Care Division offices.

            Schedule II-Condensed Financial Information of Registrant

                 Frontier Insurance Group, Inc. (Parent Company)

                                 Balance Sheets
              (dollar amounts in thousands, except per share data)

                                                         DECEMBER 31
                                                     1998          1997
                                                  ------------------------
ASSETS
Investments in subsidiaries                       $ 623,854      $ 581,002
Fixed maturity securities                             3,335           --
Equity securities, available for sale                 2,948           --
Equity investees                                     12,574         11,938
Short-term investments                               11,716          5,550
Cash (overdraft)                                     (1,356)         2,498
Property, equipment and software, less
  accumulated depreciation and amortization
 (1998--$6,950; 1997--$4,985)                        11,790          6,974
Intangible assets, less accumulated
  amortization (1998--$3,173; 1997--$2,237)           1,157          1,621
Other assets                                         15,687         18,482
                                                  -------------------------
TOTAL ASSETS                                       $681,705       $628,065
                                                  =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Convertible subordinated debentures due to
   subsidiary trust                                $167,153       $166,703
  Bank debt                                          92,000           --
  Accrued expenses and other liabilities             25,754          5,282
  Cash dividend payable to shareholders               2,578          2,375
                                                  --------------------------
TOTAL LIABILITIES                                   287,485        174,360

Shareholders' equity:
  Preferred stock, par value $01 per share;
   (authorized and unissued: 1,000,000 shares)         --             --
  Common stock; par value $.01 per share;
   (shares authorized: 1998--150,000,000;
   1997--50,000,000, shares issued:
   1998--37,594,709; 1997--37,419,298)                  376            340
  Additional paid-in capital                        450,347        367,914
  Accumulated other comprehensive income, net
   of tax                                            26,635         20,238
  Retained earnings (deficit)                       (73,833)        65,995
                                                  -------------------------
                                                    403,525        454,487
  Treasury stock--at cost (1998--766,912
   shares; 1997--99,495 shares)                      (9,305)          (782)
                                                  -------------------------
Total shareholders' equity                          394,220        453,705
                                                  -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $681,705       $628,065
                                                  ==========================

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

      Schedule II-Condensed Financial Information of Registrant (continued)

                 Frontier Insurance Group, Inc. (Parent Company)

                Statements of Operations and Comprehensive Income
                          (dollar amounts in thousands)

                                        YEAR ENDED DECEMBER 31
                                       1998      1997      1996
                                     ------------------------------
REVENUES
Dividend income from subsidiary       $   --     $ --     $1,500
Investment income (including net
  realized gains (losses))            (1,116)    4,125     1,256
Net proceeds from company owned life
  insurance policy                     4,400       --        --
                                     ------------------------------
  Total revenues                       3,284     4,125     2,756

EXPENSES
Operating and administrative          22,061     7,018       582
Interest expense                      11,931    11,842     4,169
                                     ------------------------------
  Total expenses                      33,992    18,860     4,751
                                     ------------------------------
Loss before federal income tax
  benefit and equity in
  undistributed income (loss) of
  subsidiaries                       (30,708)  (14,735)   (1,995)
Federal income tax benefit (1)       (11,298)   (5,324)   (2,337)
                                     ------------------------------
  Income (loss) before equity in
   undistributed income
   (loss) of subsidiaries            (19,410)   (9,411)      342
Equity in undistributed income
  (loss) of subsidiaries             (30,632)   41,693    39,725
                                     ------------------------------
  Net income (loss)                  (50,042)   32,282    40,067
Other comprehensive income (loss),
  net of tax                           6,397    15,431    (3,148)
                                     ==============================
  Total comprehensive income (loss) $(43,645)  $47,713   $36,919
                                     ==============================

(1) Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit reflects the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries or, for 1998, the deferred tax benefit of its share of the consolidated net operating loss carryforward.

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

      Schedule II-Condensed Financial Information of Registrant (continued)

                 Frontier Insurance Group, Inc. (Parent Company)

                            Statements of Cash Flows
                          (dollar amounts in thousands)

                                                           YEAR ENDED DECEMBER 31
                                              1998           1997               1996
                                           ---------------------------------------------
OPERATING ACTIVITIES
Income (loss) before equity in
  undistributed income
  of subsidiaries                           $(19,410)      $ (9,411)         $     342
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Change in federal income taxes             (3,242)        (2,796)            (1,558)
   Change in due from subsidiaries             9,752         (2,407)              (215)
   Depreciation and amortization               3,353          2,618              2,287
   Net realized losses                         2,857           --                  --
   Other                                      13,819         (1,522)            (1,692)
                                           ---------------------------------------------
Net cash provided by (used in)
  operating activities                         7,129        (13,518)              (836)

INVESTING ACTIVITIES
Capital contributions to
 subsidiaries                                (62,580)       (29,644)           (69,800)
Purchases of wholly-owned subsidiaries        (5,030)      (140,499)              (221)
Short-term investments, net                   (6,166)        58,352            (62,726)
Change in other investments                   (5,630)        (9,001)                (2)
Purchases of property, equipment and
  software                                    (6,781)        (1,362)            (2,181)
Other                                           (472)           314                 (8)
                                           ---------------------------------------------
Net cash used in investing activities        (86,659)      (121,840)          (134,938)

FINANCING ACTIVITIES
Proceeds from convertible debentures            --             --              166,914
Proceeds from bank borrowings                 92,000         62,000              7,100
Repayment of bank borrowings                    --          (62,000)           (32,100)
Issuance of common stock                       1,948        146,110              1,103
Cash dividends paid                           (9,761)        (8,240)            (6,920)
Reissuance (purchases) of treasury stock      (8,511)            19               --
Other                                           --             (455)              --
                                           ---------------------------------------------
Net cash provided by financing
  activities                                  75,676        137,434            136,097
                                           ---------------------------------------------
Increase (decrease) in cash                   (3,854)         2,076                323
Cash at beginning of year                      2,498            422                 99
                                           ---------------------------------------------
Cash (overdraft) at end of year             $ (1,356)      $  2,498          $     422
                                           ==============================================


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                             Schedule IV-Reinsurance

                 Frontier Insurance Group, Inc. and Subsidiaries

                          (dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------------------------------
          COL. A                     COL. B                       COL. C                         COL. D              COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERCENTAGE
                                                        CEDED TO            ASSUMED                                  OF AMOUNT
                                                         OTHER             FROM OTHER              NET              ASSUMED TO
       DESCRIPTION                   DIRECT             COMPANIES           COMPANIES             AMOUNT                NET
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Premiums written
  General liability                   $180,881            $ 45,948            $    547            $135,480             0.4%
  Medical malpractice                  139,408              35,980                 715             104,143             0.7
  Specialty personal lines             123,619              72,511               8,332              59,440            14.0
  Credit related products               93,461              46,768              17,383              64,076            27.1
  Surety                                91,956              16,144                 633              76,445             0.8
  Workers' compensation                 40,854              31,533               1,995              11,316            17.6
  Commercial earthquake                 20,614              11,471                  37               9,180             0.4
  Other                                 93,836              45,798              18,887              66,925            28.2
                                    ------------------------------------------------------------------------------
Total                                 $784,629            $306,153            $ 48,529            $527,005             9.2%
                                    ==============================================================================
YEAR ENDED DECEMBER  31, 1997
Premiums written:
  General liability                   $165,471            $ 40,434            $  5,480            $130,517             4.2%
  Medical malpractice                  120,867              20,597                 134             100,404             0.1
  Specialty personal lines              67,477              40,543               8,136              35,070            23.2
  Credit related products               45,144              32,778                 310              12,676             2.4
  Surety                                75,862              14,620                 626              61,868             1.0
  Workers' compensation                 24,196              17,565                 715               7,346             9.7
  Commercial earthquake                 14,688               6,726                --                 7,962          --
  Other                                 52,791              25,356               5,738              33,173            17.4
                                    ------------------------------------------------------------------------------
Total                                 $566,496            $198,619            $ 21,139            $389,016             5.4%
                                    ==============================================================================
YEAR ENDED DECEMBER 31, 1996
Premiums written:
  General liability                   $108,984            $ 19,443            $  4,439            $ 93,980             4.7%
  Medical malpractice                  139,233              19,580                --               119,653          --
  Specialty personal lines               7,405               6,772                  32                 665             4.8
  Surety                                65,074               8,749                 307              56,632             0.5
  Workers' compensation                 25,125              19,176                 304               6,253             4.9
  Commercial earthquake                 16,396               4,637                 145              11,904             1.2
  Other                                 31,840              12,579               3,515              22,776            15.4
                                    ------------------------------------------------------------------------------
Total                                 $394,057            $ 90,936            $  8,742            $311,863             2.8%
                                    ==============================================================================

                  Schedule V--Valuation and Qualifying Accounts

                 Frontier Insurance Group, Inc. and Subsidiaries
                          (dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------------------
              COL. A                     COL. B                  COL. C                    COL. D          COL. E
---------------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                     ---------------------------------
                                                        (1)                (2)
                                        BALANCE AT    CHARGED TO        CHARGED TO                       BALANCE AT
                                       BEGINNING OF     COSTS             OTHER          DEDUCTIONS        END OF
            DESCRIPTION                   PERIOD     AND EXPENSES   ACCOUNTS--DESCRIBE    DESCRIBE         PERIOD
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts         $2,791       $3,311                             $ 77(A)          $6,025
   Allowance for possible
    reinsurance uncollectible amounts         310          150                              310(A)             150

Year ended December 31, 1997:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts         $2,285       $  541                            $  35(A)          $2,791
   Allowance for possible
    reinsurance uncollectible amounts         517           66                              273(A)             310

Year ended December 31, 1996:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts         $3,391       $  365                           $1,471(A)          $2,285
   Allowance for possible
    reinsurance uncollectible amounts         115          402                              --                 517


(A) Amounts charged off.

                 Schedule VI-Supplemental Information Concerning
                     Property/Casualty Insurance Operations

                 Frontier Insurance Group, Inc. and Subsidiaries
                              (Net of Reinsurance)
                          (dollar amounts in thousands)



                                                          DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
         COL. A                 COL. B              COL. C              COL. D              COL. E           COL. F         COL. G
----------------------------------------------------------------------------------------------------------------------------------
                                                    UNPAID
                                                    CLAIMS            DISCOUNT,
                               DEFERRED              AND                IF ANY
      AFFILIATION               POLICY              CLAIM              DEDUCTED                                             NET
          WITH               ACQUISITION          ADJUSTMENT              IN               UNEARNED         EARNED      INVESTMENT
      REGISTRATION              COSTS              EXPENSES            COLUMN C            PREMIUMS        PREMIUMS       INCOME
----------------------------------------------------------------------------------------------------------------------------------
Registrant and
  consolidated
  subsidiaries:
     1998                      $ 96,597            $643,858                                $369,256         $493,054     $76,538
     1997                        55,634             488,310                                 292,115          366,844      60,344
     1996                        32,871             373,606                                 153,325          265,989      38,933
----------------------------------------------------------------------------------------------------------------------------------
                                       YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
                                        COL. H                       COL. I              COL. J              COL. K
----------------------------------------------------------------------------------------------------------------------------------
                                     CLAIMS AND CLAIM
                                    ADJUSTMENT EXPENSES
                                     INCURRED RELATED TO
----------------------------------------------------------------------------------------------------------------------------------
                                                                     AMORTIZATION           PAID
                                                                          OF               CLAIMS
                                                                       DEFERRED             AND
                                  (1)                 (2)               POLICY             CLAIM
                                CURRENT               PRIOR          ACQUISITION          ADJUSTMENT            PREMIUMS
                                  YEAR                YEAR               COSTS             EXPENSES             WRITTEN
----------------------------------------------------------------------------------------------------------------------------------
Registrant and
  consolidated
  subsidiaries:
     1998                       $297,400            $134,515            $122,813            $282,604            $527,005
     1997                        218,301              13,287              83,586             197,678             389,016
     1996                        160,470              (4,479)             57,540             129,786             311,863


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRONTIER INSURANCE GROUP, INC.

                                       By:  /s/ HARRY W. RHULEN
                                            -------------------------
                                            Harry W. Rhulen
                                            Chairman of the Board and President

                                       Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature and Title                                 Date
        -------------------                                 -----
   /s/ HARRY W. RHULEN                                 March 31, 1999
------------------------------------
           Harry W. Rhulen
  Chairman of the Board, President
            and Director
    (Principal Executive Officer)

   /s/ SUZANNE RHULEN LOUGHLIN                         March 31, 1999
------------------------------------
       Suzanne Rhulen Loughlin
      Executive Vice President
            and Director

   /s/ DOUGLAS C. MOAT                                 March 31, 1999
------------------------------------
           Douglas C. Moat
      Executive Vice President
            and Director

   /s/ PETER L. RHULEN                                 March 31, 1999
------------------------------------
           Peter L. Rhulen
              Director

   /s/ LAWRENCE E. O'BRIEN                             March 31, 1999
         Lawrence E. O'Brien
              Director

   /s/ ALAN GERRY                                      March 31, 1999
------------------------------------
             Alan Gerry
              Director

   /s/ PAUL B. GUENTHER                                March 31, 1999
------------------------------------
          Paul B. Guenther
              Director

   /s/ MARK H. MISHLER                                 March 31, 1999
------------------------------------
           Mark H. Mishler
   Vice President - Treasurer and
       Chief Financial Officer
(Principal Financial and Accounting Officer)

                         FRONTIER INSURANCE GROUP, INC.

                                ----------------

                                   EXHIBITS TO

                           ANNUAL REPORT ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1998

                                INDEX TO EXHIBITS

 3.1(a)    Copy of Registrant's Restated Certificate of Incorporation........................................(1)

 3.2       Copy of Registrant's By-Laws as amended...........................................................(2)

 4.1       Indenture dated as of October 16, 1996 between the Registrant and The Bank of New York, as trustee, with form of Debenture attached as Exhibit A thereto.................(6)

10.1       Copy of Registrant's Stock Option Plan, including forms of option.................................(1)

10.6       Copy of Registrant's Profit Sharing Plan..........................................................(2)

10.10      Copy of Registrant's 1992 Incentive and Non-Incentive
               Stock Option Plan.............................................................................(3)

10.12      Description of Registrant's Executive Bonus Plan..................................................(4)

10.14      Stock Purchase Agreement dated February 29, 1996 among Frontier Insurance
               Company Acquisition Corp. and, for purposes of Section 2.3(c) and Article 11 only,
               Capsure Holdings Corp.........................................................................(5)

10.15      United Capitol Holding Company and Subsidiaries Financial Statements as of
               December 31, 1995 and 1994 (with Independent Auditors' Report thereon)
               and Unaudited Interim Condensed Consolidated Financial Statements as of
               March 31, 1996................................................................................(5)

10.15(a)   Stock Purchase Agreement dated March 28, 1997 between Mercury Finance
               Company and Frontier Insurance Group, Inc.....................................................(7)

10.15(b)   First Amendment to Stock Purchase Agreement dated May 29, 1997....................................(7)

10.15(c)   Second Amendment to Stock Purchase Agreement dated June 3, 1997...................................(7)

10.16      Frontier Insurance Group, Inc. and Subsidiaries' Unaudited Pro Forma
               Condensed Consolidated Statements of Income for the Year Ended December
               31, 1995 and Three Months Ended March 31, 1996, and Balance Sheet as of
               March 31, 1996 together with the related Notes thereto........................................(7)

10.16(a)   Credit Agreement dated June 3, 1997 between Frontier Insurance Group, Inc.
               and Deutsche Bank AG, New York Branch and/or Cayman Islands Branch,
               individually and as administrative agent, ("Deutsche Bank Credit Agreement")..................(7)

10.16(b)   First Amendment to Deutsche Bank Credit Agreement dated April 2, 1998.............................

10.16(c)   Second Amendment to Deutsche Bank Credit Agreement dated October 1, 1998..........................

10.16(d)   Third Amendment to Deutsche Bank Credit Agreement dated December 30, 1998.........................

10.17      Amended and Restated Declaration of Trust dated as of October 16,
               1996 among Registrant, as sponsor. Walter A. Rhulen and Peter H.
               Foley, as regular trustees. The Bank of New York, as property trustee, and The Bank of New York (Delaware), as Delaware
               trustee, with the terms of the Preferred Securities
               attached as Annex I thereto, and the form of Preferred Security attached as
               Exhibit A-1 thereto...........................................................................(6)

10.17(a)   Stock Purchase Agreement dated October 3, 1997 among The Galtney Group,
               Inc., Galtney Holdings, Inc., Healthcare Insurance Services, Inc. and Registrant..............(9)

10.18      Preferred Securities Guarantee Agreement dated as of October 16, 1996 between the Registrant and The Bank of New York, as trustee for the benefit of the holders from time to time of the Preferred Securities.................................................(6)

10.18(a)   Asset Purchase Agreement dated December 1, 1997 by and between Medical
               Professional Liability Agency, Ltd. and FPIC Insurance Company, Inc. and for
               purposes of Sections 5.1, 5.2, 5.3 and 5.4 only, Frontier Insurance Company...................(8)

10.19      Registration Rights Agreement dated as of October 16, 1996 among Registrant,
               Frontier Financing Trust, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
               & Smith Incorporated, Donaldson , Lufkin & Jenrette Securities Corporation,
               Oppenheimer & Co., Inc. and Stephens Inc., as representatives of the initial purchasers of the Preferred Securities........................................................(6)

10.19(a)   Stock Acquisition Agreement dated October 20, 1997 among Lyndon Insurance
               Group, Inc., Lyndon Life Insurance Company and ACCEL International Corporation................(8)

10.20      Asset Purchase Agreement dated October 20, 1997 among Lyndon Property
               Insurance Company, ACCEL International Corporation and Acceleration National
               Insurance Company.............................................................................(9)

10.21      Amended copy of Registrant's 1992 Incentive and Non-Incentive Stock Option Plan...................(9)

10.22      Copy of Employment Agreement between Registrant and Harry W. Rhulen..............................

12         Statement RE:  Computation of Ratio of Earnings to Fixed Charges.................................

21(a)      List of Registrant's Subsidiaries.................................................................

23         Consent of Independent Auditors...................................................................

27         Financial data schedule...........................................................................

28         Schedule P of Annual Statement for year ended December 31, 1998, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of Regulation ST, of Frontier
               Insurance any, Frontier Pacific Insurance Company, Lyndon Property Insurance
               Company and Western Indemnity Insurance Company, as filed with the New York
               State Department of Insurance, the California Department of Insurance, the Missouri
               Department of Insurance and the Texas Department of Insurance respectively....................

----------------
(1) Filed as the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-7340) and incorporated herein by reference.

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

(5) Filed as the same numbered Exhibit to the Registrant's Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.

(6) Filed as the same numbered Exhibit to the Registrant's Report on Form 8-K dated October 16, 1996 and incorporated herein by reference.

(7) Filed as the same numbered exhibit to the Registrant's Report on Form 8-K dated June 3, 1997 and incorporated herein by reference.

(8) Filed as the same numbered exhibit to the Registrant's Report on Form 8-K dated December 1, 1997 and incorporated herein by reference.

(9) Filed as the same numbered exhibit to the Registrant's Report on Form 10-K dated December 31, 1997 and incorporated herein by reference.