Form 10-Q
period 1999-03-31
FRONTIER INSURANCE GROUP INC
filed 1999-05-14
CIK 797496

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-15022

                            ------------------------

                         FRONTIER INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 14-1681606
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

              195 LAKE LOUISE MARIE ROAD,                                        12775-8000
                  ROCK HILL, NEW YORK                                            (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 796-2100

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 7, 1999 was 34,692,312.

                               Page 1 of 15 pages

________________________________________________________________________________

                         FRONTIER INSURANCE GROUP, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
Part I. Financial Information
     Item 1.    Consolidated Financial Statements
                Consolidated Balance Sheets at March 31, 1999 (Unaudited) and
                  December 31, 1998........................................................................      3
                Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three
                  Months Ended March 31, 1999 and 1998.....................................................      4
                Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1999
                  and 1998.................................................................................      5
                Notes to Consolidated Financial Statements (Unaudited).....................................    6-8
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......   9-13
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................     13

Part II. Other Information
     Item 1.    Legal Proceedings..........................................................................     14
     Item 2.    Changes in Securities......................................................................     14
     Item 3.    Defaults upon Senior Securities............................................................     14
     Item 4.    Submission of Matters to a Vote of Security Holders........................................     14
     Item 5.    Other Information..........................................................................     14
     Item 6.    Exhibits and Reports on Form 8-K...........................................................     14
     Signature.............................................................................................     15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                        ---------------------------
                                                                                           1999            1998
                                                                                        ---------------------------
                                                                                        (UNAUDITED)
                                       ASSETS
Investments:
    Fixed maturity securities, available for sale....................................   $1,256,067      $1,199,084
    Equity securities, available for sale............................................       60,956          57,328
    Limited investment partnerships..................................................       28,960          27,291
    Equity investees.................................................................       17,517          16,930
    Real estate and mortgage loans...................................................        8,072           9,131
    Short-term investments...........................................................       61,828         149,548
                                                                                        ---------------------------
         Total investments...........................................................    1,433,400       1,459,312
Cash.................................................................................       27,995          28,335
Premiums and agents' balances receivable, less allowances for doubtful accounts
  (1999 -- $6,261; 1998 -- $6,025)...................................................      132,943         114,389
Reinsurance recoverables on:
    Paid losses and loss adjustment expenses.........................................       42,176          30,626
    Unpaid losses and loss adjustment expenses.......................................      456,920         448,424
Prepaid reinsurance premiums.........................................................      146,946         137,790
Accrued investment income............................................................       16,637          16,517
Federal income taxes recoverable.....................................................        3,918          24,775
Deferred policy acquisition costs....................................................      102,963          96,597
Deferred federal income taxes........................................................       54,665          46,434
Property, equipment and software.....................................................       57,572          54,188
Intangible assets....................................................................       57,396          54,782
Other assets.........................................................................       47,291          41,608
                                                                                        ---------------------------
         TOTAL ASSETS................................................................   $2,580,822      $2,553,777
                                                                                        ---------------------------
                                                                                        ---------------------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
    Unpaid losses....................................................................   $  843,456      $  831,839
    Unpaid loss adjustment expenses..................................................      265,173         260,443
    Unearned premiums................................................................      520,892         507,046
                                                                                        ---------------------------
         Total policy liabilities....................................................    1,629,521       1,599,328
    Funds withheld under reinsurance contracts.......................................      169,311         182,211
    Bank debt........................................................................      107,000          92,000
    Reinsurance balances payable.....................................................       65,190          35,773
    Cash dividend payable to shareholders............................................        2,445           2,578
    Other liabilities................................................................       66,535          80,514
                                                                                        ---------------------------
         TOTAL LIABILITIES...........................................................    2,040,002       1,992,404
    Guaranteed preferred beneficial interest in Company's convertible subordinated
      debentures.....................................................................      167,201         167,153
Shareholders' equity:
    Preferred stock, par value $.01 per share (shares authorized and unissued;
      1,000,000).....................................................................       --             --
    Common stock, par value $.01 per share (shares authorized: 150,000,000, shares
      issued: 1999 -- 37,600,061; 1998 -- 37,594,709)................................          376             376
    Additional paid-in capital.......................................................      450,398         450,347
    Accumulated other comprehensive income, net of tax...............................       15,081          26,635
    Retained deficit.................................................................      (59,862)        (73,833)
                                                                                        ---------------------------
                                                                                           405,993         403,525
    Treasury stock -- at cost (1999 -- 2,672,659 shares; 1998 -- 766,912 shares).....      (32,374)         (9,305)
                                                                                        ---------------------------
         TOTAL SHAREHOLDERS' EQUITY..................................................      373,619         394,220
                                                                                        ---------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................   $2,580,822      $2,553,777
                                                                                        ---------------------------
                                                                                        ---------------------------
Book value per share.................................................................     $10.70          $10.70
                                                                                        ---------------------------
                                                                                        ---------------------------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------------------
REVENUES
     Premiums earned......................................................................   $140,255    $116,421
     Net investment income................................................................     19,530      18,566
     Net realized capital gains...........................................................      1,415       2,284
                                                                                             --------------------
          Total net investment income.....................................................     20,945      20,850
     Net proceeds from company owned life insurance policy................................      --          4,400
                                                                                             --------------------
          Total revenues..................................................................    161,200     141,671
EXPENSES
     Losses...............................................................................     57,787      54,067
     Loss adjustment expenses.............................................................     24,731      21,456
     Amortization of policy acquisition costs.............................................     29,618      22,967
     Underwriting and other expenses......................................................     21,381      17,205
     Minority interest in income of consolidated subsidiary trust.........................      2,767       2,687
     Interest expense.....................................................................      1,305          76
                                                                                             --------------------
          Total expenses..................................................................    137,589     118,458
                                                                                             --------------------
     Income before income taxes...........................................................     23,611      23,213
Provision for income taxes:
     State................................................................................        769         569
     Federal..............................................................................      6,422       4,901
                                                                                             --------------------
          Total income tax expense........................................................      7,191       5,470
                                                                                             --------------------
     NET INCOME...........................................................................     16,420      17,743
Other comprehensive (loss) income, net of tax.............................................    (11,554)        420
                                                                                             --------------------
          TOTAL COMPREHENSIVE INCOME......................................................   $  4,866    $ 18,163
                                                                                             --------------------
                                                                                             --------------------
Earnings per common share:
     Basic................................................................................      $0.45       $0.48
                                                                                             --------------------
                                                                                             --------------------

     Diluted..............................................................................      $0.41       $0.42
                                                                                             --------------------
                                                                                             --------------------
Weighted average common shares outstanding:
     Basic................................................................................     36,520      37,322
     Diluted..............................................................................     44,694      45,773

Cash dividends declared per common share..................................................      $0.07       $0.07
                                                                                             --------------------
                                                                                             --------------------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                                   ENDED
                                                                                                 MARCH 31,
                                                                                           ----------------------
                                                                                             1999         1998
                                                                                           ----------------------
OPERATING ACTIVITIES
     Net income.........................................................................   $  16,420    $  17,743
     Adjustments to reconcile net income to net cash provided by operating activities:
          Increase in policy liabilities................................................      30,193       53,180
          Increase in reinsurance balances..............................................     (12,684)      (2,806)
          Increase in agents' balances and premiums receivable..........................     (18,954)      (6,991)
          Increase in deferred policy acquisition costs.................................      (6,366)     (12,792)
          Increase in accrued investment income.........................................        (120)        (663)
          Deferred federal income tax expense...........................................       4,986        1,491
          Depreciation and amortization.................................................       4,165        4,681
          Realized capital gains........................................................      (1,415)      (2,284)
          Other.........................................................................      (7,387)      17,972
                                                                                           ----------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES................................       8,838       69,531
INVESTING ACTIVITIES
     Proceeds from sales of fixed maturity securities...................................      12,238       46,786
     Proceeds from calls, paydowns and maturities of fixed maturity securities..........      38,603       38,212
     Proceeds from sales of equity securities...........................................      14,451        2,276
     Purchases of fixed maturity securities.............................................    (121,058)    (169,315)
     Purchases of equity securities.....................................................     (18,202)     (15,089)
     Short-term investments, net........................................................      87,720       73,313
     Purchases of property, equipment and software......................................      (4,889)      (4,154)
     Purchase of wholly-owned subsidiary, net of cash acquired..........................          --      (28,112)
     Purchases of intangible assets.....................................................      (5,751)     (10,339)
     Other, net.........................................................................      (1,692)      (2,386)
                                                                                           ----------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......................       1,420      (68,808)
FINANCING ACTIVITIES
     Proceeds from bank borrowings......................................................      15,000        5,000
     Cash dividends paid................................................................      (2,580)      (2,375)
     Issuance of common stock...........................................................          51          119
     Purchases of treasury stock........................................................     (23,069)      --
                                                                                           ----------------------
               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......................     (10,598)       2,744
                                                                                           ----------------------
               (DECREASE) INCREASE IN CASH..............................................        (340)       3,467
               CASH AT BEGINNING OF YEAR................................................      28,335       11,804
                                                                                           ----------------------
               CASH AT END OF PERIOD....................................................   $  27,995    $  15,271
                                                                                           ----------------------
                                                                                           ----------------------

                See notes to consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Also, refer to 'Managements Discussion and Analysis of Financial Condition and Results of Operations' for disclosures regarding the Company's reportable segments.

2. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                          1999               1998
                                                                                     ----------------------------------
NUMERATOR:
Net income........................................................................       $    16,420        $    17,743
                                                                                     ----------------------------------
                                                                                     ----------------------------------
Numerator for basic earnings per share -- income available to common
  shareholders....................................................................       $    16,420        $    17,743
Effect of dilutive securities:
     Minority interest in income of consolidated subsidiary trust.................             1,799              1,747
                                                                                     ----------------------------------
Numerator for diluted earnings per share -- income available to common
  shareholders after assumed conversions..........................................       $    18,219        $    19,490
                                                                                     ----------------------------------
                                                                                     ----------------------------------
DENOMINATOR:
Denominator for basic earnings per share -- weighted average shares...............            36,520             37,322
Effect of dilutive securities:
     Convertible Trust Originated Preferred Securities............................             8,094              8,094
     Employee stock options.......................................................                80                357
                                                                                     ----------------------------------
Dilutive potential common shares..................................................             8,174              8,451
                                                                                     ----------------------------------
Denominator for diluted earnings per share -- adjusted weighted average shares and
  assumed conversions.............................................................            44,694             45,773
                                                                                     ----------------------------------
                                                                                     ----------------------------------
Earnings per common share:
     Basic........................................................................             $0.45              $0.48
                                                                                     ----------------------------------
                                                                                     ----------------------------------

     Diluted......................................................................             $0.41              $0.42
                                                                                     ----------------------------------
                                                                                     ----------------------------------

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          -------------------
                                                                            1999       1998
                                                                          -------------------
Net income.............................................................   $ 16,420    $17,743
Other comprehensive income:
     Unrealized (losses) gains, net of tax.............................    (11,554)       420
                                                                          -------------------
          Total comprehensive income...................................   $  4,866    $18,163
                                                                          -------------------
                                                                          -------------------

     Accumulated other comprehensive income consists of unrealized gains of $15,081,000 and $26,635,000, net of related deferred federal income tax, as of March 31, 1999 and December 31, 1998, respectively.

4. REINSURANCE

     The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                                  THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------
                                                                  1999                    1998
                                                                PREMIUMS                PREMIUMS
                                                          --------------------    --------------------
                                                          WRITTEN      EARNED     WRITTEN      EARNED
                                                          --------------------    --------------------
Direct.................................................   $204,164    $192,678    $186,520    $175,575
Assumed................................................     12,487      10,129      26,112      13,680
Ceded..................................................    (71,705)    (62,552)    (79,654)    (72,834)
                                                          --------------------    --------------------
          Net..........................................   $144,946    $140,255    $132,978    $116,421
                                                          --------------------    --------------------
                                                          --------------------    --------------------

     The effect of reinsurance ceded reduced incurred loss and loss adjustment expense ('LAE') as follows (in thousands):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          -------------------
                                                                           1999        1998
Incurred losses.......................................................    $39,441     $46,233
Incurred LAE..........................................................      6,255       4,489

5. EMPLOYEE STOCK PURCHASE PLAN

     During 1999, the Company implemented an Employee Stock Purchase Plan ('ESPP'). Under the terms of the ESPP, eligible employees, through payroll deductions may purchase (up to $25,000 in fair market value per calendar year) the Company's Common Stock on the last business day of each quarter. The purchase price of such shares will be 85% of the fair market value ('FMV') of the Company's Common Stock on the trading day immediately preceding the first business day of such calendar quarter or the last business day of such calendar quarter, whichever is lower. The FMV will be the closing price of the Company's Common Stock as traded on the New York Stock Exchange. Purchased shares under the ESPP will be issued from the Company's Treasury Stock and/or authorized but unissued shares. Additionally, the Company will grant to each participating employee, stock options under the Company's Stock Option Plans in an amount equal to the number of shares purchased through the ESPP during the year and owned at December 31 of each year.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

6. CREDIT FACILITY

     During the first quarter of 1999, the Company obtained an increase in the limit of its five year, revolving loan credit facility with Deutsche Bank AG, New York Branch from $150,000,000 to $175,000,000. Also during the first quarter of 1999, the Company borrowed $15,000,000 and from April 1, 1999 through May 7, 1999 borrowed an additional $15,800,000 under the credit facility.

7. OFFICER LOAN PROGRAM

     In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution will loan funds to the executive for such purchase and the shares will be pledged with the financial institution as collateral for the loan by the executive, who will be responsible for its repayment and payment of the related interest. The Company will guarantee the loan as long as the executive is in the employ of the Company. Pending finalization of the loan documents with the financial institution, the Company provided a loan facility for the participating management executives. An Executive Vice President of the Company acted as the nominee for such management executives to borrow funds on their behalf and, through December 31, 1998, an aggregate of $2,250,000 was borrowed pursuant to this loan facility and 176,653 shares of Common Stock were purchased on the behalf of the twenty-four management executives participating in the program. During the first quarter 1999, an additional $2,271,000 was borrowed under the loan facility and 158,944 shares of Common Stock were purchased. Once the arrangements with the financial institution are finalized, the loan proceeds from the financial institution will be applied to repay the loans by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'SAFE HARBOR' STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REPORTABLE SEGMENTS

     The Company currently writes in excess of 150 insurance programs through six reportable segments: Health Care; Surety; Alternative Risk; Specialty Programs; Environmental, Excess and Surplus Lines; and Personal and Credit-Related. The Company's reportable segments are divisions that offer different types of coverages and are managed separately because of the specialized nature of the related products underwritten.

     The Company evaluates segment performance based on profit or loss before the effects of the Zurich Reinsurance (North America), Inc. ('Zurich N.A.') reinsurance agreements, investment income (including capital gains/losses and net of interest on funds held), interest expense, other corporate expenses and income taxes. Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes. Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income.

     The following is a summary of premiums earned by segment (in thousands):

                                                                                       THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                   --------------------
                                                                                     1999        1998
                                                                                   --------------------
PREMIUMS EARNED BY SEGMENT:
     Health Care................................................................   $ 46,469    $ 50,981
     Surety.....................................................................     23,074      16,737
     Alternative Risk...........................................................      9,202       7,652
     Specialty Programs.........................................................     20,250      15,390
     Environmental, Excess and Surplus Lines....................................     16,960      10,640
     Personal and Credit-Related................................................     24,300      25,971
     Less premiums ceded under Zurich N.A. agreements...........................      --        (10,950)
                                                                                   --------------------
          Net premiums earned...................................................   $140,255    $116,421
                                                                                   --------------------
                                                                                   --------------------

     The following is a summary of profit (loss) by segment (in thousands):

                                                                                        THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                     ------------------
                                                                                      1999       1998
                                                                                     ------------------
SEGMENT PROFIT (LOSS):
     Health Care..................................................................   $(1,509)   $(7,571)
     Surety.......................................................................     3,785      2,899
     Alternative Risk.............................................................     1,361        323
     Specialty Programs...........................................................     1,129     (3,568)
     Environmental, Excess and Surplus Lines......................................     1,967      2,806
     Personal and Credit-Related..................................................       765      2,949
                                                                                     ------------------
          Total segment profit (loss).............................................     7,498     (2,162)
Reconciling items:
     Net effect of Zurich N.A. agreements.........................................     --         2,645
     Total net investment income..................................................    20,945     20,850
     Interest expense.............................................................    (4,072)    (2,763)
     Other corporate (expenses) income, net.......................................      (760)     4,643
                                                                                     ------------------
     Consolidated income before income taxes......................................   $23,611    $23,213
                                                                                     ------------------
                                                                                     ------------------

     The following table sets forth the Company's combined ratio calculated on a statutory basis ('Statutory Combined Ratio') and on the basis of generally accepted accounting principles ('GAAP Combined Ratio') for the periods indicated:

                                                                    STATUTORY                GAAP
                                                                  COMBINED RATIO        COMBINED RATIO
                                                                   THREE MONTHS          THREE MONTHS
                                                                 ENDED MARCH 31,        ENDED MARCH 31,
                                                                 ----------------       ---------------
                                                                 1999       1998        1999       1998
                                                                 ----------------       ---------------
Losses........................................................   41.4%       47.4%      41.2%      46.4%
Loss adjustment expenses ('LAE')..............................   18.9        22.0       17.6       18.4
Underwriting and other operating expenses.....................   36.0        32.4       36.4       34.5
                                                                 ----------------       ---------------
     Total combined ratio.....................................   96.3%      101.8%      95.2%      99.3%
                                                                 ----------------       ---------------
                                                                 ----------------       ---------------

NET PREMIUMS EARNED

     During the first quarter of 1999, a variety of factors contributed to the increase in net premiums earned, the principal factors being increases within the Surety, Alternative Risk, Specialty Programs, and Environmental, Excess and Surplus Lines divisions partially offset by planned decreases within Health Care and Personal and Credit-Related divisions. Additionally, effective December 31, 1998, the Company terminated its 1999 Zurich N.A. reinsurance agreement and, as such, no premiums were ceded under the agreement during the first quarter of 1999.

     The increase within the Surety Division relates primarily to increased writings in license and permit, landfill, subdivision and self insured workers' compensation bonds.

     The increase in the Alternative Risk Division was primarily attributed to increases in the primary and excess workers' compensation programs, partially offset by planned decreases within the commercial earthquake program.

     Net premiums earned within the Specialty Programs Division increased as a result of new programs, including a short-term auto rental program and a children's summer camp program, and continued growth in the pest control and mobile homeowners programs. These increases were partially offset by the discontinuance of a liability program for apartment owners.

     The increase within the Environmental, Excess and Surplus Lines Division was primarily related to growth in the environmental and pollution liability and California contractors liability programs.

     Net premiums earned in the Health Care Division decreased compared to the prior year primarily due to planned decreases in the physicians' malpractice business, predominantly for business written in the states of Ohio, Texas, and Illinois. However, these decreases were partially offset by expanded writings in more profitable programs within this segment, such as, psychiatrists, chiropractors and dentists.

     The decrease in net premiums earned within the Personal and Credit-Related Division were primarily attributed to the run-off of the non-standard auto business which was discontinued during 1998, partially offset by increases in the Company's homeowners business in North Carolina.

NET INVESTMENT INCOME

     The increase in net investment income was primarily related to an increase in invested assets, partially offset by increased interest costs related the Zurich N.A. reinsurance agreements and a slight decline in overall market yields. The average pre-tax yield on investments, excluding interest charges on funds held under the Zurich N.A. reinsurance agreements and realized capital gains, was 6.3% compared to 6.6% for the first quarter of 1998. The average after tax yield on investments, excluding interest charges on funds held under the Zurich N.A. reinsurance agreements and realized capital gains, was 4.5% compared to 4.7% for the first quarter of 1998.

LOSSES AND LAE

     The improvement in the Company's overall loss and LAE ratio was due in part to the aforementioned planned decrease in the physicians' medical malpractice business and discontinuance of the liability program for apartment owners. Additionally, changes in business mix to more profitable programs underwritten most notably in the Surety, Environmental, Excess and Surplus Lines, and Personal and Credit-Related divisions also contributed to the Company's improved results. During 1998, the Company increased loss and LAE reserves by approximately $6,800,000, predominately in the Health Care Division's medical malpractice line of business.

UNDERWRITING AND OTHER EXPENSES

     The increase in amortization of policy acquisition expenses compared to prior year relates primarily to the higher acquisition costs related to the increased writings in low loss ratio business underwritten in the Surety and Environmental, Excess and Surplus Lines Divisions. Additionally, acquisition costs increased due to a lesser amount of negative goodwill amortized in the 1999 quarter compared to the 1998 quarter.

     The increase in underwriting and other expenses relates primarily to the addition of approximately 165 new employees, including six members of executive management.

INTEREST EXPENSE

     The increase in interest expense is due to increased amounts borrowed under the Deutsche Bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company, receiving cash principally through sales of its securities, borrowings and management fees charged to its subsidiaries, most of which are subject to certain dividend restrictions. The ability of the Company's subsidiaries to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due.

     The liquidity needs of the Company's insurance subsidiaries are generally met through cash provided by operating activities. During the first quarter of 1999, the Company borrowed $15,000,000 under its $175,000,000 credit facility with Deutsche Bank AG, New York Branch and at March 31, 1999, the outstanding balance thereunder was $107,000,000. During April and May 1999, the Company borrowed an additional $15,800,000 under the facility. Under the terms of the credit facility, the

Company is subject to certain financial and non-financial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity.

     The Company has authorized a stock repurchase plan for up to 3,000,000 shares of its Common Stock under which it repurchased 668,300 shares at a cost of $8,500,000 during 1998. During the first quarter of 1999, the Company purchased 1,906,000 shares at a cost of approximately $23,100,000, and from April 1 through May 7, 1999 purchased an additional 244,900 shares at a cost of approximately $2,800,000. Although the Company plans to continue to repurchase its Common Stock to the extent market conditions make such repurchases strategically advantageous, it has no commitment or obligation to purchase any particular number of shares and the program may be suspended at the Company's discretion.

     The Company continually monitors existing and alternative financing sources to support its capital and liquidity needs including, but not limited to, debt and preferred or common stock issuance.

LITIGATION WITH THE STATE OF NEW YORK

     Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ('SUNY') engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19,000,000 on December 31, 1995 and $13,000,000 on June 30, 1996. The Company and the State reached an agreement with respect to 83 cases pursuant to which the State paid $15,000,000 to the Company in September 1998 and the Company agreed to forego $5,100,000 in interest. As a result, the amount of subrogation recoverables recorded at March 31, 1999 amounted to approximately $12,000,000.

     Discussions are continuing with respect to the cases not included in the agreement with the State and, to the extent the amount of the actual recovery varies from the recorded subrogation recoverables of $12,000,000, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves adjusted for the anticipated recoveries.

SHAREHOLDER LITIGATION

     Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification, motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales, all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on its financial condition.

THE YEAR 2000

     The Company has a committee comprised of senior management from the corporate office and from each of its subsidiaries to develop and implement a uniform and complete Year 2000 compliance plan. An assessment of all systems that could be affected by Year 2000 issues has been completed. For its information technology ('IT') exposures, the Company is nearing completion of the remediation of its systems. Those remediated systems which have been implemented have been tested for compliance for: 20th century system dates with current and 21st century data; and, with the exception of one system, 21st century system dates with 20th and 21st century data. Processes and procedures are currently in place to ensure the following: that all future IT development and testing follow Year 2000 standards; that all projects undertaken in the interim deliver Year 2000 compliant solutions; that all future third-party hardware and software acquisitions are Year 2000 compliant; and that all commercial third-party service providers, including agents and program administrators, are queried regarding their Year 2000 compliance plans.

     To date, the costs related to Year 2000 compliance efforts are approximately $2,000,000 and have been expensed as incurred. Total costs are not expected to exceed $3,000,000 and will continue to be funded out of operating cash flows. However, anticipated costs could be adversely affected by the continued need for availability of personnel and system resources, as well as any failure by third-party vendors, service providers, or agencies to properly address Year 2000 issues. The impact of achieving Y2K compliance has not caused a significant delay in other IT related development efforts.

     The Company has also conducted a comprehensive review of its underwriting guidelines and is seeking regulatory approval of an endorsement to be added to all commercial property and casualty policies which would clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. Upon approval, this endorsement is being added to each policy at either issuance or renewal. Underwriting policy and protocol have been developed to address nonapproving states and business situations that cannot be endorsed. To date, the Company has received endorsement approval from 41 states and the District of Columbia. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's investment portfolio is subject to market risk arising from potential changes in value in various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risk which most affect the Company's investment portfolio is interest rate risk associated with investments held in fixed maturities and equity price risk associated with investments held in equity securities. As of March 31, 1999, the market risk exposures have not materially changed from December 31, 1998.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits.

        Exhibit 27 -- Financial Data Schedule

     b. Reports on Form 8-K.

        None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999
                                              FRONTIER INSURANCE GROUP, INC.
                                           .....................................
                                                       (REGISTRANT)

                                          By:         /s/ MARK H. MISHLER
                                             ...................................
                                                      MARK H. MISHLER
                                              VICE PRESIDENT -- TREASURER AND
                                                  CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER
                                                AND DULY AUTHORIZED OFFICER)

                                          By:        /s/ JEFFREY C. GORDON
                                             ...................................
                                                     JEFFREY C. GORDON
                                                VICE PRESIDENT -- CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER
                                                AND DULY AUTHORIZED OFFICER)