Form 10-Q
period 1999-06-30
FRONTIER INSURANCE GROUP INC
filed 1999-08-16
CIK 797496

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

         195 LAKE LOUISE MARIE ROAD,                            12775-8000
             ROCK HILL, NEW YORK                                (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 796-2100

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on August 11, 1999 was 34,742,942.

================================================================================

                         FRONTIER INSURANCE GROUP, INC.
                                     INDEX

                                                                           PAGE
                                                                           ----
Part I -- Financial Information
  Item 1.    Consolidated Financial Statements
             Consolidated Balance Sheets at June 30, 1999 (Unaudited) and
               December 31, 1998.........................................    3
             Consolidated Statements of Operations and Comprehensive
               Income (Unaudited) for the Three Months and Six Months
               Ended June 30, 1999 and 1998..............................    5
             Consolidated Statements of Cash Flows (Unaudited) for the
               Six Months Ended June 30, 1999 and 1998...................    6
             Notes to Consolidated Financial Statements (Unaudited)......    7
  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   11
  Item 3.    Quantitative and Qualitative Disclosures About Market
               Risk......................................................   19

Part II -- Other Information
  Item 1.    Legal Proceedings...........................................   20
  Item 2.    Changes in Securities.......................................   20
  Item 3.    Defaults upon Senior Securities.............................   20
  Item 4.    Submission of Matters to a Vote of Security Holders.........   20
  Item 5.    Other Information...........................................   21
  Item 6.    Exhibits and Reports on Form 8-K............................   21
  Signature..............................................................   22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                                 ----           ----
                                                              (UNAUDITED)
                           ASSETS
Investments:
     Fixed maturity securities, available for sale..........  $1,271,570     $1,199,084
     Equity securities, available for sale..................      67,215         57,328
     Limited investment partnerships........................      32,372         27,291
     Equity investees.......................................      19,287         16,930
     Real estate and mortgage loans.........................       8,304          9,131
     Short-term investments.................................      58,764        149,548
                                                              ----------     ----------
               Total investments............................   1,457,512      1,459,312

Cash........................................................      25,603         28,335
Premiums and agents' balances receivable, less allowances
  for doubtful accounts (1999 -- $5,811; 1998 -- $6,025)....     155,153        114,389
Reinsurance recoverables on:
     Paid losses and loss adjustment expenses...............      48,621         30,626
     Unpaid losses and loss adjustment expenses.............     445,926        448,424
Prepaid reinsurance premiums................................     146,443        137,790
Accrued investment income...................................      17,412         16,517
Federal income taxes recoverable............................        --           24,775
Deferred policy acquisition costs...........................     115,544         96,597
Deferred federal income taxes...............................      46,005         46,434
Property, equipment and software............................      63,550         54,188
Intangible assets...........................................      61,365         54,782
Other assets................................................      41,969         41,608
                                                              ----------     ----------
               TOTAL ASSETS.................................  $2,625,103     $2,553,777
                                                              ----------     ----------
                                                              ----------     ----------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                                 ----           ----
                                                              (UNAUDITED)
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Policy liabilities:
          Unpaid losses.....................................  $  823,989     $  831,839
          Unpaid loss adjustment expenses...................     261,848        260,443
          Unearned premiums.................................     558,258        507,046
                                                              ----------     ----------
               Total policy liabilities.....................   1,644,095      1,599,328

Funds withheld under reinsurance contracts..................     172,754        182,211
Bank debt...................................................     127,300         92,000
Reinsurance balances payable................................      74,051         35,773
Cash dividend payable to shareholders.......................       2,432          2,578
Federal income taxes payable................................         974           --
Other liabilities...........................................      65,604         80,514
                                                              ----------     ----------
               TOTAL LIABILITIES............................   2,087,210      1,992,404

Guaranteed preferred beneficial interest in Company's
  convertible subordinated debentures.......................     167,249        167,153

Shareholders' equity:
     Preferred Stock, par value $.01 per share (shares
      authorized and unissued; 1,000,000)...................       --             --
     Common Stock, par value $.01 per share (shares
      authorized: 150,000,000, shares issued:
      1999 -- 37,637,781; 1998 -- 37,594,709)...............         376            376
     Additional paid-in capital.............................     450,808        450,347
     Accumulated other comprehensive income, net of tax.....         484         26,635
     Retained deficit.......................................     (45,938)       (73,833)
                                                              ----------     ----------
                                                                 405,730        403,525
Treasury Stock -- at cost (1999 -- 2,900,413 shares;
  1998 -- 766,912 shares)...................................     (35,086)        (9,305)
                                                              ----------     ----------
               Total shareholders' equity...................     370,644        394,220
                                                              ----------     ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...  $2,625,103     $2,553,777
                                                              ----------     ----------
                                                              ----------     ----------
Book value per share........................................      $10.67         $10.70
                                                                  ------         ------
                                                                  ------         ------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS               SIX MONTHS
                                                    ENDED JUNE 30,            ENDED JUNE 30,
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
REVENUES
     Premiums earned..........................  $  137,922   $  121,606   $  278,177   $  238,027
     Net investment income....................      19,164       19,128       38,694       37,694
     Net realized capital gains...............       2,307        1,596        3,722        3,880
                                                ----------   ----------   ----------   ----------
     Total net investment income..............      21,471       20,724       42,416       41,574
     Net proceeds from company owned life
       insurance policy.......................      --           --           --            4,400
                                                ----------   ----------   ----------   ----------
          Total revenues......................     159,393      142,330      320,593      284,001
EXPENSES
     Losses...................................      54,915       54,321      112,702      108,388
     Loss adjustment expenses.................      23,863       15,548       48,594       37,004
     Amortization of policy acquisition
       costs..................................      32,178       27,303       61,796       50,270
     Underwriting and other expenses..........      19,951       18,164       41,332       35,369
     Minority interest in income of
       consolidated subsidiary trust..........       2,720        2,777        5,487        5,464
     Interest expense.........................       1,972          238        3,277          314
                                                ----------   ----------   ----------   ----------
          Total expenses......................     135,599      118,351      273,188      236,809
                                                ----------   ----------   ----------   ----------
     Income before income taxes...............      23,794       23,979       47,405       47,192
Provision for income taxes:
     State....................................         446          344          773          913
     Federal..................................       6,992        6,170       13,856       11,071
                                                ----------   ----------   ----------   ----------
          Total income tax expense............       7,438        6,514       14,629       11,984
                                                ----------   ----------   ----------   ----------
     NET INCOME...............................      16,356       17,465       32,776       35,208
Other comprehensive (loss) income, net of
  tax.........................................     (14,597)       2,230      (26,151)       2,650
                                                ----------   ----------   ----------   ----------
     TOTAL COMPREHENSIVE INCOME...............  $    1,759   $   19,695   $    6,625   $   37,858
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Earnings per common share:
     Basic....................................  $      .47   $      .47   $      .92   $      .94
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
     Diluted..................................  $      .42   $      .42   $      .83   $      .85
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Weighted average common shares outstanding:
     Basic....................................      34,726       37,395       35,618       37,369
     Diluted..................................      42,956       45,883       43,819       45,858

Cash dividends declared per common share......  $      .07   $      .07   $      .14   $      .14
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                                 ----         ----
OPERATING ACTIVITIES
     Net income.............................................  $   32,776   $   35,208
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Increase in policy liabilities....................      44,767       92,289
          Increase in reinsurance balances..................     (33,607)     (32,247)
          Increase in agents' balances and premiums
            receivable......................................     (40,764)     (18,728)
          Increase in deferred policy acquisition costs.....     (18,947)     (26,919)
          Increase in accrued investment income.............        (895)      (1,619)
          Deferred income tax expense.......................      11,566        3,590
          Depreciation and amortization.....................      10,586        9,396
          Realized capital gains............................      (3,722)      (3,880)
          Other, net........................................      50,803       34,631
                                                              ----------   ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES....      52,563       91,721
INVESTING ACTIVITIES
     Proceeds from sales of fixed maturity securities.......      34,534       91,743
     Proceeds from calls, paydowns and maturities of fixed
      maturity securities...................................      70,380       71,770
     Proceeds from sales of equity securities...............      23,897        9,098
     Purchases of fixed maturity securities.................    (217,669)    (243,196)
     Purchases of equity securities.........................     (29,783)     (25,860)
     Short-term investments, net............................      90,784       74,739
     Purchases of property, equipment and software..........     (13,947)      (6,937)
     Purchase of wholly-owned subsidiary, net of cash
      acquired..............................................      --          (28,112)
     Purchases of intangible assets.........................     (13,025)     (13,313)
     Other, net.............................................      (5,419)      (7,874)
                                                              ----------   ----------
               NET CASH USED IN INVESTING ACTIVITIES........     (60,248)     (77,942)
FINANCING ACTIVITIES
     Proceeds from bank borrowings..........................      35,300       10,000
     Cash dividends paid....................................      (5,027)      (4,751)
     Issuance of common stock...............................         461        1,238
     (Purchases) reissuance of treasury stock, net..........     (25,781)           4
                                                              ----------   ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES....       4,953        6,491
                                                              ----------   ----------
               (DECREASE) INCREASE IN CASH..................      (2,732)      20,270
               CASH AT BEGINNING OF YEAR....................      28,335       11,804
                                                              ----------   ----------
               CASH AT END OF PERIOD........................  $   25,603   $   32,074
                                                              ----------   ----------
                                                              ----------   ----------

              See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Also, refer to 'Managements Discussion and Analysis of Financial Condition and Results of Operations' for disclosures regarding the Company's reportable segments.

2. NEW ACCOUNTING STANDARDS

     Effective January 1, 1999, the Company adopted Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments ('SOP 97-3'). SOP 97-3 establishes standards for the recognition and measurement of liabilities for guaranty funds and certain other insurance related assessments. The cumulative effect of this change in accounting principle was not material to the Company's results of operations or financial condition as of, or for the quarter ended March 31, 1999. The effect of adopting the SOP was to decrease net income by approximately $377,000 and $507,000 for the three and six-months ended June 30, 1999, respectively.

     Effective January 1, 1999, the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ('SOP 98-1'). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase net income by approximately $715,000 for the three and six-months ended June 30, 1999.

3. ACQUISITIONS

     During 1999, the Company purchased several small insurance agencies specializing in the sale of surety insurance. The combined purchase price of these acquisitions was approximately $12,300,000 and consisted almost entirely of goodwill. The operations of these agencies are not material to the Company's consolidated financial statements.

4. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):

                                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                                       JUNE 30,           JUNE 30,
                                                  -----------------   -----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
NUMERATOR:
     Net income.................................  $16,356   $17,465   $32,776   $35,208
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------
Numerator for basic earnings per share -- income
  available to common shareholders..............  $16,356   $17,465   $32,776   $35,208
Effect of dilutive securities:
     Minority interest in income of consolidated
       subsidiary trust.........................    1,768     1,805     3,567     3,552
                                                  -------   -------   -------   -------
Numerator for diluted earnings per
  share -- income available to common
  shareholders after assumed conversions........  $18,124   $19,270   $36,343   $38,760
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------
                                                     (table continued on next page)

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

(table continued from previous page)

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  -----------------    ----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
DENOMINATOR:
     Denominator for basic earnings per share --
       weighted average shares..................   34,726    37,395    35,618    37,369
Effect of dilutive securities:
     Convertible Trust Originated Preferred
       Securities...............................    8,094     8,094     8,094     8,094
     Employee stock options.....................      136       394       107       395
                                                  -------   -------   -------   -------
Dilutive potential common shares................    8,230     8,488     8,201     8,489
                                                  -------   -------   -------   -------
Denominator for diluted earnings per share --
  adjusted weighed average shares and assumed
  conversions...................................   42,956    45,883    43,819    45,858
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------
Earnings per common share:
     Basic......................................  $   .47   $   .47   $   .92   $   .94
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------
     Diluted....................................  $   .42   $   .42   $   .83   $   .85
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

5. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   ------------------
                                                   1999      1998       1999      1998
                                                   ----      ----       ----      ----
Net income.....................................  $ 16,356   $17,465   $ 32,776   $35,208
Other comprehensive income:
     Unrealized (losses) gains, net of tax.....   (14,597)    2,230    (26,151)    2,650
                                                 --------   -------   --------   -------
          Total comprehensive income...........  $  1,759   $19,695   $  6,625   $37,858
                                                 --------   -------   --------   -------
                                                 --------   -------   --------   -------

     Accumulated other comprehensive income consists of unrealized gains of $484,000 and $26,635,000, net of related deferred federal income tax, as of June 30, 1999 and December 31, 1998, respectively.

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES ('LAE')

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

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

     The Company's property and casualty subsidiaries have exposure to insured losses caused by hurricanes, windstorms and other catastrophic events, primarily in Florida and North Carolina, and have earthquake exposure limited to California. A continuous assessment of the catastrophic exposures is made to ensure that liabilities associated with the events can be minimized.

     Also, refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors' for additional disclosures regarding unpaid losses and loss adjustment expenses.

7. REINSURANCE

     The effect of reinsurance on premiums written and earned is as follows (in thousands):

                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                       -----------------------------------------   -----------------------------------------
                              1999                  1998                  1999                  1998
                            PREMIUMS              PREMIUMS              PREMIUMS              PREMIUMS
                       -------------------   -------------------   -------------------   -------------------
                       WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                       -------     ------    -------     ------    -------     ------    -------     ------
Direct...............  $252,308   $201,910   $204,616   $181,513   $456,472   $394,588   $391,136   $357,088
Assumed..............     5,185     10,158      8,050     10,432     17,672     20,287     34,162     24,112
Ceded................   (81,703)   (74,146)   (77,566)   (70,339)  (153,408)  (136,698)  (157,220)  (143,173)
                       --------   --------   --------   --------   --------   --------   --------   --------
Net..................  $175,790   $137,922   $135,100   $121,606   $320,736   $278,177   $268,078   $238,027
                       --------   --------   --------   --------   --------   --------   --------   --------
                       --------   --------   --------   --------   --------   --------   --------   --------

     The effect of reinsurance ceded reduced incurred loss and LAE as follows (in thousands):

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                          -----------------   -----------------
                                                           1999      1998      1999      1998
                                                           ----      ----      ----      ----
Incurred losses.........................................  $50,031   $43,943   $89,472   $90,176
Incurred LAE............................................   10,553     5,463    16,808     9,952

8. CREDIT FACILITY

     During the first quarter of 1999, the Company obtained an increase in the limit of its five year, revolving loan credit facility with Deutsche Bank AG, New York Branch from $150,000,000 to $175,000,000. Also during the first quarter of 1999, the Company borrowed $15,000,000 and during the second quarter of 1999 borrowed an additional $20,300,000 under the credit facility.

9. EMPLOYEE STOCK PURCHASE PLAN

     During 1999, the Company implemented an Employee Stock Purchase Plan ('ESPP'). Under the terms of the ESPP, eligible employees, through payroll deductions, may purchase the Company's Common Stock on the last business day of each quarter (up to $25,000 in fair market value per calendar year). The purchase price of such shares is 85% of the fair market value ('FMV') of the Company's Common Stock on the trading day immediately preceding the first business day of such calendar quarter

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

or the last business day of such calendar quarter, whichever is lower. The FMV is the closing price of the Company's Common Stock as traded on the New York Stock Exchange. Purchased shares under the ESPP are issued from the Company's treasury stock and/or authorized but unissued shares. Additionally, the Company will grant to each participating employee, stock options under the Company's Stock Option Plan in an amount equal to the number of shares purchased during the year through the ESPP and owned at December 31 of such year. For the three months and six months ended June 30, 1999, the Company issued under the ESPP, 17,078 and 31,689 shares, respectively.

10. OFFICER LOAN PROGRAM

     The Company has established a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution loans funds to the participating executive for such purchases and the shares are pledged with the financial institution as collateral for the loans by the executives, who are responsible for their repayment and payment of the related interest. The Company guarantees the loans as long as the executive is in the employ of the Company. At June 30, 1999, the total amount borrowed by executives and guaranteed by the Company under this program is approximately $4,520,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Safe Harbor' Statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report, on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The following is a summary of premiums earned by segment (in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                        ----       ----       ----       ----
PREMIUMS EARNED BY SEGMENT:
     Health Care....................................  $ 42,082   $ 49,723   $ 88,551   $100,761
     Surety.........................................    22,813     17,740     45,887     34,477
     Alternative Risk...............................     8,593      6,797     16,799     11,858
     Specialty Programs.............................    25,090     18,268     46,256     36,225
     Environmental, Excess and Surplus Lines........    14,134     12,817     31,201     23,424
     Personal and Credit-Related....................    25,210     29,008     49,483     54,033
     Less premiums ceded under Zurich N.A.
       agreements...................................     --       (12,747)     --       (22,751)
                                                      --------   --------   --------   --------
          Net premiums earned.......................  $137,922   $121,606   $278,177   $238,027
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------

     The following is a summary of profit (loss) by segment (in thousands):

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         ---------------------   ------------------
                                                           1999        1998       1999       1998
                                                           ----        ----       ----       ----
SEGMENT PROFIT (LOSS):
     Health Care.......................................   $(2,571)    $(4,636)   $(4,080)  $(12,207)
     Surety............................................     3,663       2,912      7,448      5,811
     Alternative Risk..................................     2,528       2,278      3,889      2,601
     Specialty Programs................................     1,405       1,134      2,534      2,122
     Environmental, Excess and Surplus Lines...........     2,676       2,575      4,643      5,381
     Personal and Credit-Related.......................       (11)      2,681        754      5,630
                                                          -------     -------    -------   --------
          Total segment profit.........................     7,690       6,944     15,188      9,338
Reconciling items:
     Net effect of Zurich N.A. agreements..............     --            590      --        (1,321)
     Total net investment income.......................    21,471      20,724     42,416     41,574
     Interest expense..................................    (4,692)     (3,015)    (8,764)    (5,778)
     Other corporate (expenses) income, net............      (675)     (1,264)    (1,435)     3,379
                                                          -------     -------    -------   --------
          Consolidated income before income taxes......   $23,794     $23,979    $47,405   $ 47,192
                                                          -------     -------    -------   --------
                                                          -------     -------    -------   --------

     The following tables set forth the Company's combined ratio calculated on a statutory basis ('Statutory Combined Ratio') and on the basis of generally accepted accounting principles ('GAAP Combined Ratio') for the periods indicated:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                            -----------------   ------------------
                                                            1999      1998      1999      1998
                                                            ----      ----      ----      ----
STATUTORY COMBINED RATIO:
     Losses...............................................   40.2%     45.6%     40.9%     46.9%
     Loss adjustment expenses ('LAE').....................   18.6      13.0      18.7      16.9
     Underwriting and other expenses......................   33.2      36.0      34.4      34.3
                                                            -----     -----     -----     -----
          Total combined ratio............................   92.0%     94.6%     94.0%     98.1%
                                                            -----     -----     -----     -----
                                                            -----     -----     -----     -----
GAAP COMBINED RATIO:
     Losses...............................................   39.8%     44.6%     40.5%     45.5%
     LAE..................................................   17.3      12.8      17.5      15.5
     Underwriting and other expenses......................   37.8      37.4      37.1      36.0
                                                            -----     -----     -----     -----
          Total combined ratio............................   94.9%     94.8%     95.1%     97.0%
                                                            -----     -----     -----     -----
                                                            -----     -----     -----     -----

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET PREMIUMS EARNED

     During the three months ended June 30, 1999, a variety of factors contributed to the increase in net premiums earned over the comparable 1998 period, the principal factors being increases within the Surety, Alternative Risk, Speciality Programs, and Environmental, Excess and Surplus Lines Divisions, partially offset by planned decreases within the Health Care and Personal and Credit-Related Divisions. Additionally, effective December 31, 1998, the Company terminated its 1999 Zurich N.A. reinsurance agreement and, accordingly, no premiums were ceded under the agreement during the second quarter of 1999.

     The increase within the Surety Division relates primarily to increased writings in license and permit, landfill, subdivision and self-insured workers' compensation bonds, resulting from continued geographic expansion and the acquisition of several bond agencies.

     The increase in the Alternative Risk Division is primarily attributable to increases in the primary and excess workers' compensation programs, partially offset by planned decreases within the commercial earthquake program.

     Net premiums earned within the Specialty Programs Division increased as a result of new programs, including a short-term auto rental program, a public entity program and a children's summer camp program, and continued growth in the pest control and mobile homeowners programs. These increases were partially offset by the discontinuance of a liability program for apartment owners.

     The increase within the Environmental, Excess and Surplus Lines Division is primarily due to growth in the environmental and pollution liability and the California contractors' liability programs.

     Net premiums earned in the Health Care Division decreased compared to the 1998 second quarter primarily due to planned decreases in the physicians' malpractice business, predominantly for business written in the states of Ohio, Texas, and Illinois. These decreases were partially offset by expanded writings in more profitable programs within this segment, such as psychiatrists, chiropractors and dentists.

     The decrease in net premiums earned within the Personal and Credit-Related Division is primarily attributable to the run-off of the non-standard auto business which was discontinued during 1998, partially offset by increases in the Company's homeowners business in North Carolina.

NET INVESTMENT INCOME

     The slight increase in net investment income for the three months ended June 30, 1999 over the comparable 1998 period is primarily due to an increase in invested assets, offset by increased interest costs related to the Zurich N.A. reinsurance agreements.

LOSSES AND LAE

     The improvement in the Company's overall loss and LAE ratio is due, in part, to the aforementioned planned decrease in the physicians' medical malpractice business and discontinuance of the liability program for apartment owners. Additionally, changes in business mix to more profitable programs underwritten, most notably in the Surety, Environmental, Excess and Surplus Lines, and Personal and Credit-Related Divisions also contributed to the Company's improved results.

UNDERWRITING AND OTHER EXPENSES

     The increase in amortization of policy acquisition expenses during the second quarter of 1999 compared to the 1998 second quarter is due primarily to the higher acquisition costs related to the increased writings in low loss ratio business in the Surety and Environmental, Excess and Surplus Lines Divisions. Additionally, acquisition costs increased due to a lesser amount of negative goodwill amortized in the 1999 quarter compared to the 1998 quarter.

     The increase in underwriting and other expenses is due primarily to the addition of approximately 165 new employees, including several members of senior management. This increase was partially offset by the capitalization of certain costs related to the development of internally used computer software.

INTEREST EXPENSE

     The increase in interest expense over the comparable 1998 quarter is due to increased amounts borrowed under the Deutsche Bank credit facility.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET PREMIUMS EARNED

     During 1999, a variety of factors contributed to the increase in net premiums earned over the comparable 1998 period, the principal factors being increases within the Surety, Alternative Risk, Speciality Programs, and Environmental, Excess and Surplus Lines Divisions, partially offset by planned decreases within the Health Care and Personal and Credit-Related Divisions. Additionally, effective December 31, 1998, the Company terminated its 1999 Zurich N.A. reinsurance agreement and, accordingly, no premiums were ceded under the agreement during 1999.

     The increase within the Surety Division is due primarily to increased writings in license and permit, landfill, subdivision and self-insured workers' compensation bonds, resulting from the continued geographic expansion and the acquisition of several bond agencies.

     The increase in the Alternative Risk Division is primarily attributed to increases in the primary and excess workers' compensation programs, partially offset by planned decreases within the commercial earthquake program.

     Net premiums earned within the Specialty Programs Division increased as a result of new programs, including a short-term auto rental program, a public entity program and a children's summer camp program, and continued growth in the pest control and mobile homeowners programs. These increases were partially offset by the discontinuance of a liability program for apartment owners and decreased writings in the title agents errors and omissions program.

     The increase within the Environmental, Excess and Surplus Lines Division is primarily due to growth in the environmental and pollution liability and the California contractors' liability programs. This growth was partially offset by a reduction in specialty classes of general liability and property coverages due to increased price competition in the excess and surplus lines market.

     Net premiums earned in the Health Care Division decreased compared to the 1998 six month period primarily due to planned decreases in the physicians' malpractice business, predominantly for business written in the states of Ohio, Texas, and Illinois. These decreases were partially offset by expanded writings in more profitable programs within this segment, such as psychiatrists, chiropractors and dentists.

     The decrease in net premiums earned within the Personal and Credit-Related Division is primarily attributable to the run-off of the non-standard auto business which was discontinued during 1998, partially offset by increases in the Company's homeowners business in North Carolina, and in extended warranty and service contracts. Also, the premiums related to the extended warranty and service contracts are typically earned over a three to five year period and, will be recognized in future periods.

NET INVESTMENT INCOME

     The increase in net investment income during the first six months of 1999 over the comparable 1998 period is primarily due to an increase in invested assets, partially offset by increased interest costs related to the Zurich N.A. reinsurance agreements and a slight decline in overall market yields.

LOSSES AND LAE

     The improvement in the Company's overall loss and LAE ratio is due, in part, to the aforementioned planned decrease in the physicians' medical malpractice business and discontinuance of the liability program for apartment owners. Additionally, changes in business mix to more profitable programs underwritten, most notably in the Surety, Alternative Risk, Environmental, Excess and Surplus Lines, and Personal and Credit-Related Divisions, also contributed to the Company's improved results. In addition, during 1998, the Company increased loss and LAE reserves by approximately $6,800,000, predominately in the Health Care Division's medical malpractice line of business.

UNDERWRITING AND OTHER EXPENSES

     The increase in amortization of policy acquisition expenses over the comparable 1998 six month period is due primarily to the higher acquisition costs related to the increased writings in low loss ratio business in the Surety and the Environmental, Excess and Surplus Lines Divisions. Additionally, acquisition costs increased due to a lesser amount of negative goodwill amortized in the 1999 period compared to the 1998 period.

     The increase in underwriting and other expenses is due primarily to the addition of approximately 165 new employees, including six members of executive management. This increase was partially offset by the capitalization of certain costs related to the development of internally used computer software.

INTEREST EXPENSE

     The increase in interest expense over the comparable 1998 six month period is due to increased amounts borrowed under the Deutsche Bank credit facility.

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

     The liquidity needs of the Company's insurance subsidiaries are generally met through cash provided by operating activities. During 1999, the Company borrowed $35,300,000 under its $175,000,000 credit facility with Deutsche Bank AG, New York Branch and at June 30, 1999, the outstanding balance thereunder is $127,300,000. Under the terms of the credit facility, the Company is subject to certain financial and non-financial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity.

     The Company has authorized a stock repurchase plan for up to 3,000,000 shares of its Common Stock under which it repurchased 668,300 shares at a cost of $8,500,000 during 1998. During 1999, the Company purchased 2,150,900 shares at a cost of approximately $25,919,000. Although the Company plans to continue to repurchase its Common Stock to the extent market conditions make such repurchases strategically advantageous, it has no commitment or obligation to purchase any particular number of shares and the program may be suspended at the Company's discretion.

     The Company continually monitors existing and alternative financing sources to support its capital and liquidity needs including, but not limited to, debt and preferred or Common Stock issuance.

LITIGATION WITH THE STATE OF NEW YORK

     Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ('SUNY') engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19,000,000 on December 31, 1995 and $13,000,000 on June 30, 1996. The Company and the State reached an agreement with respect to 83 cases pursuant to which the State paid $15,000,000 to the Company in September 1998 and the Company agreed to forego $5,100,000 in interest. As a result, the amount of subrogation recoverables recorded at June 30, 1999 amounted to approximately $12,000,000.

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

SHAREHOLDER LITIGATION

     Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification, motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales, all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company. The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the its financial condition.

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

     The Company has also conducted a comprehensive review of its underwriting guidelines and is seeking regulatory approval of an endorsement to be added to all commercial property and casualty policies which would clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. Upon approval, this endorsement is being added to each policy at either issuance or renewal. Underwriting policy and protocol have been developed to address nonapproving states and/or states that approved the endorsement but only for certain lines of business. To date, the Company has received endorsement approval from 49 states and the District of Columbia. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

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

RISK FACTORS

Adequacy of Loss Reserves

     Liabilities for unpaid losses and loss adjustment expenses are estimated utilizing methods and procedures which management believe are reasonable and in compliance with regulatory requirements. These liabilities are necessarily subject to the impact of developments in the frequency and severity of claims, as well as numerous other factors, such as judicial and legislative trends and actions, economic factors and changes in estimates based on these factors. Most or all of these factors are not directly quantifiable, particularly on a prospective basis. Over the extended period of time during which losses are reported and settled, these liabilities may not conform to the assumptions underlying management's estimates and, accordingly, may vary significantly from the estimated amounts included in the financial statements. To the extent that the emerging loss experience varies from such estimates, these liabilities are adjusted to reflect actual experience. These adjustments, to the extent they occur, are reported in the period recognized.

     In December 1998, the Company increased its liabilities for unpaid losses and loss adjustment expenses by $155,000,000 to reflect revised estimates for these liabilities. This increase was recognized in the fourth quarter of 1998 and resulted in a corresponding charge to pre-tax earnings.

     During the past year, the Company has seen continued growth in its case reserves for prior year claims related to its medical malpractice line of business. However, during this same period, the Company's settled claims have exhibited considerable savings from the case reserves previously established. Additionally, the Company has instituted a policy to aggressively settle older claims that had not been progressing to resolution. The net effect of these contradictory underlying trends is being continually and closely monitored.

     The Company believes that the combination of the year-end reserve strengthening and the increased emphasis on closing older claims has resulted in claims examiners establishing case reserves at redundant levels, a belief supported by the recent favorable settled claim experience. However, recognizing the conflicting results of applying various actuarial estimation techniques to the Company's claim history, the Company will expand its customary detailed third quarter reserve analysis to include an in-depth study of its claim department practices to further support its basis for its current reserve position. The effects of these conflicting results cannot be quantified for the 1999 and prior accident year reserves at this time. While management believes that the study will confirm the assumptions underlying its current estimates, it is possible that the results may vary significantly from the estimated amounts included in the financial statements.

Emphasis on Insurance Company Ratings

     Increased public and regulatory concerns with the financial stability of insurers have resulted in a greater focus by policyholders and their insurance agents upon insurance company ratings and a potential competitive advantage for carriers with higher ratings. Rating organizations periodically review the financial performance and condition of insurers and reevaluate their ratings. A.M. Best Company, Inc. has currently rated all of the Company's insurance subsidiaries as A - (Excellent), except for Lyndon Life Insurance Company and Gulfco Life Insurance Company which they have rated as B++ (Very Good) and Acceleration Life Insurance Company which they have rated B+ (Very Good). The Company cannot assure that its insurance subsidiaries will maintain their ratings and any downgrade could materially adversely affect their operations.

Highly Competitive Market

     The property and casualty insurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and broker compensation. Although the Company's business strategy is to achieve an underwriting profit by identifying niche markets and specialty programs that management believes afford favorable opportunities for profitability due to limited potential competition, the Company nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business that encompass our niche markets and specialty programs. The Company expects that type of competition will increase as it expands its operations.

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

Reliance Upon Reinsurance

     To moderate the impact of unusually severe or frequent losses, the Company's insurance subsidiaries cede (i.e., transfer) a portion of their gross premiums to reinsurers in exchange for the reinsurers' agreements to share covered losses with the subsidiaries. Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, the Company's insurance subsidiaries are not relieved of their primary liability to their insureds and, therefore, bear a credit risk with respect to their reinsurers. Although the Company's insurance subsidiaries place reinsurance only with reinsurers they believe to be financially sound, the Company cannot assure that these reinsurers will pay all reinsurance claims on a timely basis, if at all. Further, although the Company believes its insurance subsidiaries are adequately reinsured, it cannot be certain that they will continue to be able to obtain reinsurance on satisfactory terms.

Dependence Upon Investment Income

     Similar to other property and casualty insurance companies, the Company depends on income from its investment portfolio for a substantial portion of its earnings. A significant decline in investment yields could have a material adverse effect on the Company's financial results.

Concentration in Ownership

     Mr. Harry W. Rhulen, Chairman of the Board and President of the Company, members of Mr. Rhulen's family and other directors and officers of the Company owned, as of June 1999, approximately 25% of the outstanding shares of Common Stock. As a result, these persons are in a position to influence the Company's management and affairs and, collectively, may be able to prevent a proposed change in control of the Company.

Restrictions Under Insurance Regulations

     The Company is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which its insurance subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect investors in insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, mandated participation in shared markets, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties and changes in control. The rates that the Company's insurance subsidiaries can charge for certain lines of business are also subject to regulation and, therefore, may not keep pace with inflation. Changes in any of these laws and regulations could materially adversely affect the Company's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's investment portfolio is subject to market risk arising from potential changes in value in various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risks which most affect the Company's investment portfolio are interest rate risk associated with investments held in fixed maturities and equity price risk associated with investments held in equity securities. As of June 30, 1999, the market risk exposures have not materially changed from December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 28, 1999, the stockholders of the Company held their annual meeting in New York, New York. The stockholders of 32,306,911 shares or 93.1% of the Company's Common Stock outstanding, were present or represented by proxy and, accordingly, a quorum was present and matters were voted upon as follows:

          a. The following persons were elected directors of the Company:

                                                      VOTES FOR    VOTES AGAINST
                                                      ---------    -------------
Harry W. Rhulen.....................................  30,189,640     2,117,268
Peter L. Rhulen.....................................  30,189,556     2,117,351
Suzanne Rhulen Loughlin.............................  30,190,141     2,116,767
Lawrence E. O'Brien.................................  30,190,475     2,116,433
Douglas C. Moat.....................................  30,190,475     2,116,433
Alan Gerry..........................................  30,190,205     2,116,703
Paul B. Guenther....................................  30,190,475     2,116,433

          b. The amendment of the Restated Certificate of Incorporation of the Company to classify the Board of Directors was not ratified. 15,871,111 shares were voted in favor of the amendment, 9,734,637 were voted against, 97,501 abstained and 6,603,662 were broker non-votes.

          c. The adoption of the 1999 Employee Stock Purchase Plan was ratified. 24,488,008 shares were voted in favor of the proposal, 1,105,438 shares were voted against, 109,803 abstained and 6,603,662 were broker non-votes.

          d. The adoption of the 1999 Stock Option Plan was also ratified. 17,875,507 shares were voted in favor of the proposal, 7,685,263 were against, 155,699 abstained and 6,590,442 were broker non-votes.

          e. The grant of a stock option to Patrick W. Kenny, the Executive Vice President of Finance and Strategic Planning, to purchase a total of 235,000 shares of the Company's Common Stock at prices ranging from $17.30 to $43.30 per shares was also ratified. 23,153,258 shares were voted in favor of the proposal, 2,663,221 shares were voted against, 181,186 abstained and 6,309,246 were broker non-votes.

          f. The reappointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999 was also ratified. 31,680,986 shares were voted in favor of the proposal, 84,085 shares were voted against, 86,080 abstained and 455,760 were broker non-votes.

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

Date: August 16, 1999                     FRONTIER INSURANCE GROUP, INC.
                                                 (Registrant)

                                          By:         /S/ MARK H. MISHLER
                                               .................................
                                                      MARK H. MISHLER
                                            SR. VICE PRESIDENT -- TREASURER AND
                                                  CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER
                                                AND DULY AUTHORIZED OFFICER)



                                          By:        /S/ JEFFREY C. GORDON
                                               .................................
                                                     JEFFREY C. GORDON
                                                VICE PRESIDENT -- CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER
                                                AND DULY AUTHORIZED OFFICER)