Form 10-Q
period 1999-09-30
FRONTIER INSURANCE GROUP INC
filed 1999-11-22
CIK 797496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999
                                       OR

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

                [x] Yes                               [  ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 16, 1999 was 34,746,305.



                               Page 1 of 24 pages

                         FRONTIER INSURANCE GROUP, INC.

                              INDEX                                                       PAGE
                              -----                                                       ----

PART I -  FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets at September 30, 1999 (Unaudited)
                      and December 31, 1998...................................................3

                Consolidated Statements of Operations and Comprehensive Income (Loss)
                      (Unaudited) for the Three Months and Nine Months Ended
                      September 30, 1999 and 1998.............................................5

                Consolidated Statements of Cash Flows (Unaudited)
                      for the Nine Months Ended September 30, 1999 and 1998...................6

                Notes to Consolidated Financial Statements (Unaudited)........................7

        Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.......................................................13

        Item 3. Quantitative and Qualitative Disclosures About Market Risk...................22

PART II -  OTHER INFORMATION

        Item 1. Legal Proceedings............................................................23

        Item 2. Changes in Securities........................................................23

        Item 3. Defaults upon Senior Securities..............................................23

        Item 4. Submission of Matters to a Vote of Security Holders .........................23

        Item 5. Other Information ...........................................................23

        Item 6. Exhibits and Reports on Form 8-K.............................................23

        Signature............................................................................24

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                               September 30,    December 31,
                                                                   1999             1998
                                                               --------------------------------
                                                                (unaudited)
ASSETS
Investments:
  Fixed maturity securities, available for sale                    $1,258,379       $1,199,084
  Equity securities, available for sale                                71,721           57,328
  Limited investment partnerships                                      34,683           27,291
  Equity investees                                                     18,443           16,930
  Real estate and mortgage loans                                        8,049            9,131
  Short-term investments                                               87,652          149,548
                                                                 ------------------------------
Total investments                                                   1,478,927        1,459,312

Cash                                                                   22,828           28,335
Premiums and agents' balances receivable, less allowances for
  doubtful accounts (1999--$7,510; 1998--$6,025)                      184,548          114,389
Reinsurance recoverables on:
  Paid losses and loss adjustment expenses                             52,851           30,626
  Unpaid losses and loss adjustment expenses                          465,787          448,424
Prepaid reinsurance premiums                                          168,975          137,790
Accrued investment income                                              17,418           16,517
Deferred policy acquisition costs                                     124,785           96,597
Federal income taxes recoverable                                        1,772           24,775
Deferred federal income taxes                                           7,216           46,434
Property, equipment and software                                       65,589           54,188
Intangible assets                                                      61,188           54,782
Other assets                                                           31,219           41,608
                                                                 ------------------------------
  TOTAL ASSETS                                                     $2,683,103       $2,553,777
                                                                 ==============================



See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  September 30,  December 31,
                                                                       1999          1998
                                                                  -----------------------------
                                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
  Unpaid losses                                                        $ 926,485     $ 831,839
  Unpaid loss adjustment expenses                                        329,349       260,443
  Unearned premiums                                                      626,714       507,046
                                                                  -----------------------------
Total policy liabilities                                               1,882,548     1,599,328

Funds withheld under reinsurance contracts                               172,443       182,211
Bank debt                                                                132,300        92,000
Reinsurance balances payable                                              79,952        35,773
Cash dividend payable to shareholders                                      2,434         2,578
Other liabilities                                                         67,587        80,514
                                                                  -----------------------------
TOTAL LIABILITIES                                                      2,337,264     1,992,404

Guaranteed preferred beneficial interest in Company's
   convertible subordinated debentures                                   167,297       167,153
Shareholders' equity:
 Preferred Stock, par value $.01 per share (shares authorized and              -             -
   unissued: 1,000,000)
 Common Stock, par value $.01 per share (shares authorized:
   150,000,000, shares issued: 1999--37,646,663;                             376           376
   1998--37,594,709)
 Additional paid-in capital                                              450,884       450,347
 Accumulated other comprehensive income (loss), net of tax               (13,431)       26,635
 Retained deficit                                                       (224,201)      (73,833)
                                                                  -----------------------------
                                                                         213,628       403,525
Treasury Stock--at cost (1999--2,900,358 shares;
  1998--766,912 shares)                                                  (35,086)       (9,305)
                                                                  -----------------------------
TOTAL SHAREHOLDERS' EQUITY                                               178,542       394,220
                                                                  -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $2,683,103    $2,553,777
                                                                  =============================
Book value per share                                                       $5.14        $10.70
                                                                  =============================



See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 --------------------------------------------
                                                  1999         1998        1999        1998
                                                 --------------------------------------------

REVENUES:
Premiums earned                                   $150,181     $128,661    $428,358   $366,688
Net investment income                               19,365       18,798      58,059     56,492
Net realized capital gains (losses)                  1,693       (3,273)      5,415        607
                                                 ---------------------------------------------
Total net investment income                         21,058       15,525      63,474     57,099
Net proceeds from company owned life
   insurance policy                                      -            -           -      4,400
                                                 ---------------------------------------------
       TOTAL REVENUES                              171,239      144,186     491,832    428,187

EXPENSES:
Losses                                             136,514       55,829     249,216    164,217
Loss adjustment expenses                            91,111       17,290     139,705     54,294
Amortization of policy acquisition costs            35,015       29,451      96,811     79,721
Underwriting and other expenses                     36,749       20,425      78,081     55,794
Minority interest in income of consolidated
   subsidiary trust                                  2,743        2,780       8,230      8,244
Interest expense                                     1,985          261       5,262        575
                                                 ---------------------------------------------

   Total expenses                                  304,117      126,036     577,305    362,845

   Income (loss) before income taxes              (132,878)      18,150     (85,473)    65,342

Provision for income taxes:
   State                                               217          893         990      1,806
   Federal                                          42,734        3,064      56,590     14,135
                                                 ---------------------------------------------
Total income tax expense                            42,951        3,957      57,580     15,941
                                                 ---------------------------------------------
   NET INCOME (LOSS)                              (175,829)      14,193    (143,053)    49,401
Other comprehensive (loss) income, net of tax      (13,915)       6,873     (40,066)     9,523
                                                 ---------------------------------------------
   TOTAL COMPREHENSIVE INCOME (LOSS)             $(189,744)     $21,066   $(183,119)   $58,924
                                                 =============================================

Earnings (loss) per common share:
   Basic                                            $(5.06)       $ .38      $(4.05)     $1.32
                                                 =============================================
   Diluted                                          $(5.06)       $ .35      $(4.05)     $1.20
                                                 =============================================
Weighted average common shares outstanding:
   Basic                                            34,743       37,482      35,323     37,399
   Diluted                                          34,743       45,699      35,323     45,644
                                                 =============================================
Cash dividends declared per common share             $0.07        $0.07       $0.21      $0.21
                                                 =============================================



See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------------------
OPERATING ACTIVITIES
Net income (loss)                                                        (143,053)    $ 49,401
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Increase in policy liabilities                                         283,220      132,084
   Increase in reinsurance balances                                       (36,363)     (42,262)
   Increase in agents' balances and premiums receivable                   (70,159)     (23,479)
   Increase in deferred policy acquisition costs                          (28,188)     (45,871)
   Increase in accrued investment income                                     (901)      (1,068)
   Deferred income tax expense                                             54,580       11,988
   Depreciation and amortization                                           16,319       13,838
   Realized capital gains                                                  (5,415)        (607)
   Other, net                                                              25,019       22,478
                                                                        ----------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                   95,059      116,502
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities                           84,292       76,273
Proceeds from calls, paydowns and maturities of fixed maturity
securities                                                                 81,265      158,059
Proceeds from sales of equity securities                                   33,512       12,296
Purchases of fixed maturity securities                                   (277,899)    (303,056)
Purchases of equity securities                                            (49,609)     (49,706)
Short-term investments, net                                                61,896       64,880
Purchases of property, equipment and software                             (17,542)     (14,902)
Purchase of wholly-owned subsidiary, net of cash acquired                       -      (28,112)
Purchases of intangible assets                                            (16,598)           -
Other, net                                                                 (7,480)     (13,653)
                                                                        ----------------------
         NET CASH USED IN INVESTING ACTIVITIES                           (108,163)     (97,921)
FINANCING ACTIVITIES
Proceeds from bank borrowings                                              40,300       16,000
Cash dividends paid                                                        (7,459)      (7,141)
Issuance of common stock                                                      537        1,521
Purchases of treasury stock, net                                          (25,781)      (1,691)
                                                                        ----------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                          7,597        8,689
                                                                        ----------------------
         (DECREASE) INCREASE IN CASH                                       (5,507)      27,270
         CASH AT BEGINNING OF YEAR                                         28,335       11,804
                                                                        ----------------------
         CASH AT END OF PERIOD                                            $22,828      $39,074
                                                                        ======================



See notes to consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION
  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Also, refer to "Managements Discussion and Analysis of Financial Condition and Results of Operations" for disclosures regarding the Company's reportable segments.

2.    NEW ACCOUNTING STANDARDS
  Effective January 1, 1999, the Company adopted Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments ("SOP 97-3"). SOP 97-3 establishes standards for the recognition and measurement of liabilities for guaranty funds and certain other insurance related assessments. The cumulative effect of this change in accounting principle was not material to the Companys results of operations or financial condition as of, or for the quarter ended March 31, 1999. The effect of adopting the SOP was to increase underwriting and other expenses by approximately $354,000 and $861,000 for the three and nine months ended September 30, 1999. At September 30, 1999, other liabilities includes an accrual of approximately $989,000 for estimated guaranty fund assessments.

  Effective January 1, 1999 the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to decrease underwriting and other expenses by approximately $523,000 and $1,500,000 for the three and nine months ended September 30, 1999, respectively.

3.    ACQUISITIONS

  In September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc., a managed care workers compensation service company for $33,600,000. Completion of this transaction is subject to applicable regulatory approvals and standard closing conditions and is anticipated to be finalized during the first quarter of 2000.

  During 1999, the Company purchased several small insurance agencies specializing in the sale of surety insurance. The combined purchase price of these acquisitions was approximately $14,900,000 and consisted almost entirely of goodwill which is being amortized over periods up to five years.
  The operations of these agencies are not material to the Company's consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)

 4.   EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per common share (amounts in thousands, except per share data):



                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                    ------------------------------------------
                                                      1999        1998       1999       1998
                                                    ------------------------------------------

NUMERATOR:
Net income (loss)                                   $(175,829)  $ 14,193  $(143,053)   $49,401
                                                    ------------------------------------------
Numerator for basic earnings (loss) per
  share--income (loss) available to common           (175,829)    14,193   (143,053)    49,401
  shareholders
Effect of dilutive securities:
   Minority interest in income of consolidated
   subsidiary                                               -      1,807          -      5,359
                                                    ------------------------------------------
Numerator for diluted earnings (loss) per
share--income (loss) available to common           $ (175,829)   $16,000  $(143,053)  $ 54,760
shareholders after assumed conversions              ==========================================

DENOMINATOR:
Denominator for basic earnings (loss) per
  share--weighted average shares                       34,743     37,482     35,323     37,399
Effect of dilutive securities:
   Convertible Trust Originated Preferred
   Securities                                               -      8,094          -      8,094
   Employee stock options                                   -        123          -        151
                                                    ------------------------------------------
Dilutive potential common shares                            -      8,217          -      8,245
Denominator for diluted earnings (loss) per
  share--adjusted weighed average shares and           34,743     45,699     35,323     45,644
  assumed conversions                               ==========================================
  Earnings (loss) per common share:
   Basic                                               $(5.06)     $ .38     $(4.05)     $1.32
                                                    ==========================================
   Diluted                                             $(5.06)      $.35     $(4.05)     $1.20
                                                    ==========================================


5. COMPREHENSIVE INCOME

  The components of comprehensive income (loss) are as follows (in thousands):



                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                            ------------------------------------------------
                                              1999         1998          1999         1998
                                            --------------------------------------------------

Net income (loss)                           $(175,829)      $14,193    $(143,053)      $49,401
Other comprehensive income (loss):
     Unrealized (losses) gains, net of tax    (13,915)        6,873      (40,066)        9,523
                                            --------------------------------------------------
Total comprehensive income (loss)           $(189,744)      $21,066    $(183,119)      $58,924
                                            ==================================================

Accumulated other comprehensive income consists of unrealized gains (losses) of $(13,431,000) and $26,635,000, net of related deferred federal income tax, as of September 30, 1999 and December 31, 1998, respectively.

6.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The liabilities for unpaid losses and loss adjustment expenses ("LAE") are estimated by management utilizing methods and procedures which they believe are reasonable. These liabilities are necessarily subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although the liabilities for unpaid losses and LAE represent management's best estimate of the ultimate cost to settle the underlying claims, because of the extended period of time over which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination. Accordingly, these liabilities may vary from the estimated amounts

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES - CONTINUED included in the accompanying financial statements. To the extent actual emerging loss experience varies from the assumptions used in the determination of these liabilities, they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

Prior to 1995, the Company's principal market for medical malpractice business was the state of New York, a market in which insurance rates are generally set by the Department of Insurance and for which the Company had historically experienced favorable underwriting results. Coverage provided in New York was generally limited to individual physicians associated with specific medical associations, universities or teaching hospitals which provided the physician with medical malpractice insurance, thus limiting the Company's exposure to the physicians' part-time practices. Further contributing to the Company's historically favorable experience in New York was the effective utilization of in-house defense counsel experienced in New York medical malpractice litigation. However, beginning in 1995, the Company began to expand its medical malpractice writings in states with rate setting structures and legal environments much different than New York. At the same time, the Company also began offering coverages to individual physicians who were not associated with the aforementioned types of institutions, thus increasing the Company's exposure. The rates charged by the Company in these new markets, most notably for individual physicians located in Florida, Ohio, Illinois, Texas and Michigan, proved to be insufficient to cover the risks assumed. This pricing deficiency was noted in connection with our expanded reserve analysis during the fourth quarter of 1998 which included a detailed study by state and coverage. The results of this analysis indicated the need for the $155,000,000 reserve charge which the Company recorded during the fourth quarter of 1998.

During the second quarter of 1999, the Company's reserve analysis indicated potential adverse development, principally in its medical malpractice and general liability lines of business. However, the indicated potential adverse development was accompanied by certain contradictory trends related to the Company's claim settlement processes, the effects of which could not be quantified for the 1999 and prior accident year reserves at that time and required further analysis. As disclosed in the Company's second quarter Form 10-Q, the Company expanded its customary detailed reserve analysis during the third quarter, including an in-depth study of its claims department practices, to resolve and better understand the contradictory results and resulting uncertainty in reserve adequacy. As a result of the expanded reserve review and the related claims study completed during the third quarter, the Company increased its loss and LAE reserves by approximately $136,000,000 at September 30, 1999. This increase related primarily to adverse loss and LAE development in the Company's medical malpractice, commercial auto and general liability lines of business which amounted to approximately $81,000,000, $11,000,000, and $43,000,000, respectively.

During 1998 and early 1999, the Company initiated various actions to improve the profitability of its individual physician medical malpractice business, including exiting certain classes, terminating agents, reunderwriting its existing book of business, and implementing significant rate increases. While these actions have shown success with regards to business written in 1999, prior years' medical malpractice loss and LAE reserves continued to display adverse development during 1999. Specifically, of the $81,000,000 increase in medical malpractice reserves during the current quarter, approximately $78,000,000 related to accident years prior to 1999. The small amount of adverse development in accident year 1999 is attributable to the effects of certain benefits from the Company's initiatives emerging slower than originally anticipated.

Regarding the $11,000,000 increase in reserves for commercial auto, the majority related to the effects of higher than expected claim frequency on a short-term auto rental program introduced during the first quarter of 1999.

Regarding the $43,000,000 increase in reserves for general liability, approximately $34,000,000 relates to higher than expected costs in the adjustment of the underlying claims. The higher than expected loss adjustment expenses are due to changes made by management to enhance the Company's claims settlement processes having less of an impact than expected. The remaining $9,000,000 increase was due primarily to the effects of settling claims incurred in prior years for amounts that were more than expected.

Also, during the third quarter of 1999, the Company incurred losses of approximately $4,000,000 due to catastrophe losses related to Hurricane Floyd.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)

7.    REINSURANCE

  The effect of reinsurance on premiums written and earned was as follows (in thousands):



               Three Months Ended September 30,           Nine Months Ended September 30,
                   1999                 1998                 1999                 1998
            ----------------------------------------------------------------------------------
            Written    Earned    Written    Earned     Written   Earned    Written    Earned
            ----------------------------------------------------------------------------------
Direct       $266,061  $214,830   $210,710  $187,946   $722,533  $609,418   $601,846  $545,034
Assumed        22,992    13,817      5,985     9,621     40,664    34,104     40,147    33,733
Ceded         (92,949)  (78,466)   (71,813)  (68,906)  (246,357) (215,164)  (229,033) (212,079)
            ----------------------------------------------------------------------------------
Net          $196,104  $150,181   $144,882  $128,661   $516,840  $428,358   $412,960  $366,688
            ==================================================================================


The effect of reinsurance ceded reduced incurred loss and loss adjustment expense as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 -------------------------------------------
                                   1999       1998         1999      1998
                                 -------------------------------------------
Incurred losses                    $54,054   $46,217     $143,526   $136,393
Incurred LAE                         2,044     8,957       18,852     18,909


                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)

8.  CREDIT FACILITY

  During the first quarter of 1999, the Company obtained an increase in the limit of its five-year, revolving loan credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank") from $150,000,000 to $175,000,000. During the three and nine months ended September 30, 1999, the Company borrowed an additional $5,000,000 and $40,300,000, respectively. During October 1999, the Company borrowed an additional $10,500,000 under the credit facility.

  As of September 30, 1999, the Company is in violation of certain financial covenants under the terms of the credit facility. Although these violations permit Deutsche Bank to accelerate repayment of amounts outstanding under the credit facility, the Company has requested and expects to receive waivers for these covenant violations.

9.  EMPLOYEE STOCK PURCHASE PLAN

  During 1999, the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees, through payroll deductions, may purchase the Company's Common Stock on the last business day of each quarter (up to $25,000 in fair market value per calendar year). The purchase price of such shares will be 85% of the fair market value ("FMV") of the Company's Common Stock on the trading day immediately preceding the first business day of such calendar quarter or the last business day of such calendar quarter, whichever is lower. The FMV will be the closing price of the Company's Common Stock as traded on the New York Stock Exchange. Shares under the ESPP may be purchased on the open market, issued from the Company's treasury stock and/or authorized but unissued shares. Additionally, the Company will grant to each participating employee, stock options under the Company's Stock Option Plan in an amount equal to the number of shares purchased during the year through the ESPP and owned at December 31 of such year. For the three months and nine months ended September 30, 1999, shares purchased under the ESPP, totaled 31,661 and 63,350, respectively.

10. RELATED PARTY TRANSACTIONS

  In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution loans funds to the executive for such purchase and the shares are pledged with the financial institution as collateral for the loan by the executive, who is responsible for its repayment and payment of the related interest. The Company guarantees the loan as long as the executive is in the employ of the Company. At September 30, 1999, the total amounts borrowed by executives and guaranteed by the Company was approximately $4,520,000.

  At September 30, 1999, the Company has guaranteed loans issued by banks to a director and an officer of approximately $7,500,000 and $1,750,000, respectively.

  During 1999, the Company loaned approximately $240,000 to Film Backers, Inc., an insurance agency in which Anthony Rhulen, the brother of Harry Rhulen and Suzanne Loughlin, is a principal. At September 30, 1999, loans, including accrued interest at 6.5%, were outstanding to Film Backers, Inc., totalling approximately $407,000.

11. FEDERAL INCOME TAXES

  During the third quarter of 1999, the Company established a valuation allowance of approximately $89,000,000 related to its $96,200,000 deferred tax asset. Based on the results of operations, management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future. The remaining deferred tax asset of approximately $7,200,000 relates to unrealized losses on investments and management believes it is more likely than not that the Company will be able to realize the related tax benefits in the future due to available tax planning strategies.

12. REGULATORY MATTERS

  The Company's insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under RBC requirements, the amount of capital and surplus maintained by the insurance subsidiaries is determined based on various risk factors related to it . As a result of the reserve charge recorded during the third quarter of 1999 (see Note 6, Unpaid Losses and Loss Adjustment Expenses), Frontier Insurance Company's ("Frontier") capital and surplus at September 30, 1999 has fallen below certain RBC requirements. Management is currently developing a plan to increase Frontier's capital and surplus to meet RBC requirements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)

13. SUBSEQUENT EVENT

  On October 20, 1999, the Company announced that it had entered into a definitive agreement with Protective Life Insurance Company to sell Lyndon Insurance Group, Inc. for $163,500,000 in cash. Completion of this transaction is subject to applicable regulatory approvals and standard closing conditions and is expected to close during the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, the success of the Company's acquisition program, changes in generally accepted accounting principles and the risk factors listed from below in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report which are based on the Company's current expectations. The Company undertakes no obligation to update any such forward-looking information as a result of new information, future events or otherwise.

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

The Company evaluates segment performance based on profit or loss, including depreciation and amortization, before the effects of the Zurich Reinsurance (North America), Inc. ("Zurich N.A.") reinsurance agreements, which were terminated effective December 31, 1998, investment income (including equity in net income of investees accounted for by the equity method, capital gains/losses and net of interest on funds held), interest expense, other corporate expenses and income taxes. Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes. Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income.

The following is a summary of net premiums earned by segment (in thousands):



                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                      -----------------------------------------
                                                        1999      1998       1999       1998
                                                      -----------------------------------------


NET PREMIUMS EARNED BY SEGMENT:
Health Care                                            $35,761    $49,556   $124,313  $150,317
Surety                                                  26,450     20,864     72,336    55,341
Alternative Risk                                         3,996      9,319     18,222    21,177
Specialty Programs                                      37,386     18,850     89,920    55,075
Environmental, Excess and Surplus Lines                 16,855     11,814     47,684    35,238
Personal and Credit-Related                             29,733     29,109     75,883    83,142
Less premiums ceded under Zurich N.A. agreements             -    (10,851)         -   (33,602
                                                      -----------------------------------------
  Net premiums earned                                 $150,181   $128,661   $428,358  $366,688
                                                      =========================================

 The following is a summary of profit (loss) by segment (in thousands):



                                                    Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                   -------------------------------------------
                                                      1999        1998       1999       1998
                                                   -------------------------------------------
SEGMENT PROFIT (LOSS):
Health Care                                         $(108,052)  $(4,100)  $(112,132)  $(16,307)
Surety                                                 13,436     7,918      20,884     13,729
Alternative Risk                                      (11,146)   (2,582)     (4,738)        19
Specialty Programs                                    (38,705)   (3,389)    (38,978)    (1,267)
Environmental, Excess and Surplus Lines                 2,025     2,934       6,668      8,315
Personal and Credit-Related                            (3,079)    2,191      (2,037)     7,821
                                                   -------------------------------------------
  Total segment profit                               (145,521)    2,972    (130,333)    12,310
Reconciling items:
  Net effect of Zurich N.A. agreements                      -     4,255           -      2,934
  Total net investment income                          21,058    15,525      63,474     57,099
  Interest expense                                     (4,728)   (3,041)    (13,492)    (8,819)
  Other corporate (expenses) income, net               (3,687)   (1,561)     (5,122)     1,818
                                                   -------------------------------------------
         CONSOLIDATED INCOME BEFORE INCOME TAXES    $(132,878)  $18,150   $ (85,473)  $ 65,342
                                                   ===========================================



The following tables set forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:



                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                   --------------------------------------------
                                                        1999      1998       1999       1998
                                                   --------------------------------------------
STATUTORY COMBINED RATIO:
Losses                                                    94.2%      45.3%      59.6%      46.3%
Loss adjustment expense ("LAE")                           64.6       15.9       34.9       16.1
Underwriting and other operating expenses                 34.1       38.4       34.3       36.1
                                                   --------------------------------------------
   Total combined ratio                                  192.9%      99.6%     128.8%      98.5%
                                                   ============================================
GAAP COMBINED RATIO:
Losses                                                    90.9%      43.4%      58.2%      44.8%
LAE                                                       60.7       13.4       32.6       14.8
Underwriting and other operating expenses                 47.8       38.8       40.8       37.0
                                                   ---------------------------------------------
   Total combined ratio                                  199.4%      95.6%     131.6%      96.6%
                                                   =============================================

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

NET PREMIUMS EARNED

The $21,500,000 or 17.8% increase in net premiums earned during the third quarter of 1999 compared to the thrid quarter of 1998 was primarily attributable to continued growth in certain core and new programs within the Surety, Specialty Programs and Environmental, Excess and Surplus Lines Divisions, offset by planned decreases in unprofitable programs within the Health Care Division and, to a lesser extent, a decline in business in the Alternative Risk Divison due to a discontinued earthquake program and competitive conditions in the primary workers' compensation market.

The Health Care Division began taking various actions in 1998 to increase the profitability of its medical malpractice business, especially those involving individual physicians. Such actions included exiting certain classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. The decrease in the net premiums written for the Health Care Division as a result of these actions contributed to an approximate $11,900,000 decrease in earned premiums when compared to the prior year, as premiums related to non-renewed business run-off. Actions to increase the profitability of the medical malpractice line of business have continued through 1999 and the Company expects the declining trend in earned premium to continue.

The remaining decrease of approximately $1,900,000 in the Health Care Division was primarily attributable to a decrease in our retention of premiums under a new reinsurance contract, and competitive pricing conditions in the health and human services sector of the market.

Net premiums earned for the Surety Division continue to remain strong due to geographic expansion and the acquisition of several bond agencies and are primarily driven by increases of $2,800,000 and $1,100,000 related to growth in the Company's contract bond and custom bond programs, respectively, during the third quarter of 1999 compared to the same period in the prior year.

Results of the Alternative Risk Division reflected the effects of the discontinuance of an earthquake program in 1998 which resulted in an approximate $1,800,000 decline in earned premiums. The remaining decrease in earned premiums of approximately $3,500,000 was primarily attributable to more competitive market conditions, especially in the primary workers' compensation sector which had a decline in earned premiums of approximately $1,800,000 in the third quarter of 1999 compared to the third quarter of 1998.

The majority of the $18,500,000 increase in earned premiums for the Specialty Programs Division is attributable to our focus on certain specialty sectors of the commercial auto market since the third quarter of 1998. Most notably, the Company began a short-term auto rental program in early 1999 that generated approximately $8,300,000 in net earned premiums during the third quarter. A variety of smaller commercial auto related programs introduced in late 1998 generated an additional $2,900,000 in earned premiums for the quarter. The remaining $7,300,000 increase in earned premiums was primarily due to the introduction of a California workers' compensation program during 1999 that generated approximately $3,200,000 in earned premiums during the third quarter and growth in a number of smaller programs such as camps and mobile homes, none of which were individually significant.

The growth in earned premiums for the Environmental, Excess and Surplus Lines Division continued to be primarily driven by the California contractor liability and environmental and pollution liability programs which had increased by approximately $1,200,000 and $1,400,000, respectively, over the third quarter of 1998.

Earned premiums for the Personal and Credit Related Division were flat for the quarter as an increase in earned premiums of approximately $8,800,000 related to a mobile homeowners' program written through one managing general agent, was substantially offset by a $7,000,000 decline in earned premiums as a result of the discontinuance of certain non-standard auto programs. The relatively small remaining net increase during the quarter was the result of changes in numerous small credit-related programs, none of which were individually significant.

NET INVESTMENT INCOME

The increase in total net investment income for the three months ended 1999 over the comparable 1998 period was primarily due to an increase in invested assets and an increase in realized gains recognized during 1999. Such increases were partially offset by increased interest costs related to the Zurich N.A. reinsurance agreements.

LOSSES AND LAE

During the third quarter of 1999, the Company increased loss and LAE reserves by approximately $140,000,000. A charge of approximately $136,000,000 was recorded upon the completion of a comprehensive review of all unpaid loss and LAE reserves. Also, during the 1999 third quarter the Company incurred approximately $4,000,000 of storm losses related to Hurricane Floyd. The third quarter 1998 results were negatively impacted by hurricane catastrophe losses of approximately $1,200,000.

The reserve charge is comprised of approximately $81,000,000 increase in medical malpractice loss and LAE reserves, of which $78,000,000 related to accident years prior to 1999. Loss and LAE for the general liability line of business reserves were also increased by approximately $43,000,000, of which $39,000,000 relates to accident years prior to 1999. Reserves for the commercial auto liability were increased by approximately $11,000,000. All other lines of business reserves for unpaid losses and LAE were increased by approximately $1,000,000.

Also, refer to the "Notes to the Consolidated Financial Statements - Unpaid Losses and Loss Adjustment Expenses" for additional disclosures regarding the reserve charge and loss and LAE reserves.

UNDERWRITING AND OTHER EXPENSES

For the three months ended September 30, 1999, amortization of policy acquisition costs represents 23.3% of net earned premium compared to 22.9% for the comparable 1998 period. This increase is primarily attributable to a lesser amount of negative goodwill amortization recognized during the third quarter of 1999. Negative goodwill amortization relating to the acquisition of Lyndon Insurance Group, Inc, was approximately $1,200,000 during the third quarter of 1999 compared to $1,700,000 for the 1998 comparable period.

Underwriting and other expenses for the third quarter of 1999 represented 24.5% of net earned premium compared to 15.9% for the comparable 1998 period. The majority of the 8.6% increase was due to a $5,300,000 adjustment resulting from a reallocation of certain corporate overhead and administrative expenses which were previously included in loss adjustment expenses to the Company's underwriting departments. This reallocation was based on a recently completed time study performed in connection with the Company's third quarter reserve analysis and related claim study.

Underwriting and other expenses included a provision for doubtful accounts during the third quarter of 1999 of approximately $2,000,000 or 1.3% of net earned premiums. In connection with the reorganization of the administrative structure of its premiums receivable area, the Company changed certain procedures utilized in the analysis of doubtful accounts and increased its aggressiveness in the collection and adjustment of delinquent premium balances. These changes have resulted in increased cash flow as well as enhanced the Company's ability to accelerate the identification, assessment and provision for outstanding balances deemed uncollectible.

Also during 1999, the Company has undertaken several technological and e-commerce initiatives. During the third quarter of 1999, the Company incurred approximately $2,200,000 or 1.5% of net earned premiums in connection with such initiatives.

The balance of the increase in underwriting and other expensed related primarily to the addition of approximately 120 new employees since the middle of 1998 including several members of senior management.

INTEREST EXPENSE

The increase in interest expense over the comparable 1998 quarter was due to increased amounts borrowed under the Deutsche Bank credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET PREMIUMS EARNED

The $62,000,000 or 16.8% increase in net premiums earned through the nine months ended September 30, 1999 over the same period in 1998 was primarily attributable to continued growth in certain core and new programs within the Surety, Specialty Programs and Environmental, Excess and Surplus Lines Divisions, offset by planned decreases in unprofitable programs within the Health Care Division and, to a lesser extent a decline in business in the Alternative Risk Division due to a discontinued earthquake program and competitive conditions in the primary workers' compensation market.

The Health Care Division began taking various actions in 1998 to increase the profitability of its medical malpractice business, especially those involving individual physicians. Such actions included exiting certain classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. The decrease in the net premiums written for the Health Care Division as a result of these actions contributed to an approximate $17,700,000 decrease in earned premiums when compared to the prior year, as premiums related to non-renewed business run-off. Actions to increase the profitability of the medical malpractice line of business have continued through 1999 and the Company expects the declining trend in earned premium to continue.

The remaining decrease of approximately $8,300,000 in the Health Care Division was primarily attributable to a decrease in our retention of premiums under a new reinsurance contract, and competitive pricing conditions in the health and human services sector of the market.

Net premiums earned for the Surety Division continued to grow in all programs due to geographic expansion and the acquisition of several bond agencies. Most notably, growth in the contract bonds and license and permit bond programs resulted in increases of approximately $5,800,000 and $5,900,000, respectively.


Results of the Alternative Risk Division reflected the effects of the discontinuance of an earthquake program in 1998, which resulted in an approximate $1,700,000 decline in earned premiums. The remaining decrease in earned premiums of approximately $1,300,000 was primarily attributable to more competitive market conditions, especially in the primary workers' compensation sector which had a decline in earned premiums of approximately $1,200,000 in the third quarter of 1999 compared to the third quarter of 1998.

The majority of the $34,800,000 increase in earned premiums for the Specialty Programs Division was attributable to our focus on certain specialty sectors of the commercial auto market since the third quarter of 1998. Most notably, we began a short-term auto rental program in early 1999 that generated approximately $16,300,000 in 1999. A variety of smaller commercial auto related programs introduced in late 1998 generated an additional $6,600,000 in earned premiums for 1999. The remaining $11,900,000 increase in earned premiums is primarily due to the introduction of a California workers' compensation program during 1999 that generated approximately $5,700,000 in earned premiums and growth in a number of smaller programs such as camps and mobile homes, none of which were individually significant.

The growth in earned premiums for the Environmental, Excess and Surplus Lines Division continued to be primarily driven by the California contractor liability and environmental and pollution liability programs which had increases of approximately $1,400,000 and $7,200,000, respectively, over the comparable period in 1998.

The decrease in net earned premiums for the Personal and Credit-Related Division was primarily due to the discontinuance of certain non-standard auto and collateral protection programs. This decrease, amounting to approximately $26,800,000, for the extended warranty program and a mobile homeowner program written through one managing general agent, respectively.

NET INVESTMENT INCOME

The increase in total net investment income during the first nine months of 1999 over the comparable 1998 period was primarily due to an increase in invested assets, an increase in realized gains recognized during 1999. Such increases were partially offset by increased interest costs related to the Zurich N.A. reinsurance agreements. The average pretax yield on investments, excluding interest charges on funds held under the Zurich N.A. reinsurance agreements and realized capital gains, was 6.3% compared to 6.6% for the second quarter of 1998.

LOSSES AND LAE

During the third quarter of 1999, the Company increased loss and LAE reserves by approximately $140,000,000. A charge of approximately $136,000,000 was recorded upon the completion of a comprehensive review of all unpaid loss and LAE reserves. Also, during 1999 the Company incurred approximately $4,000,000 of storm losses related to Hurricane Floyd. During 1998, the Company increased medical malpractice reserves by approximately $6,800,000. Additionally, 1998 results were negatively impacted by hurricane catastrophe losses of approximately $1,200,000.

The reserve charge recorded during the third quarter of 1999 is comprised of an $81,000,000 increase in medical malpractice loss and LAE reserves, of which $78,000,000 relates to accident years report years prior to 1999. Loss and LAE reserves for the general liability line of business were also increased by approximately $43,000,000, of which $39,000,000 relates to accident years prior to 1999. Reserves for the commercial auto liability were increased by approximately $11,000,000. All other lines of business reserves for unpaid losses and LAE were increased by approximately $1,000,000.

Also, refer to the "Notes to the Consolidated Financial Statements - Unpaid Losses and Loss Adjustment Expenses" for additional disclosures regarding the reserve charge and loss and LAE reserves.

UNDERWRITING AND OTHER EXPENSES

For the nine months ended September 30, 1999, amortization of policy acquisition costs represent 22.6% of net earned premium compared to 21.7% for the comparable 1998 period. This increase is primarily due to higher acquisition costs related to increased writings in the Surety and Environmental, Excess and Surplus Lines Divisions. Additionally, a lesser amount of negative goodwill amortization was recognized during 1999. Negative goodwill amortization relating to the acquisition of Lyndon Insurance Group, Inc, was approximately $4,900,000 for the nine months ended September 30, 1999 compared to $6,500,000 for the 1998 comparable period.

Underwriting and other expenses for the nine months ended September 30, 1999 represent 18.2% of net earned premium compared to 15.2% for the comparable 1998 period. The majority of the 3.0% increase is due to a $5,300,000 adjustment resulting from a reallocation of certain corporate overhead and administrative expenses which were previously included in loss adjustment expenses to the Company's underwriting departments. This reallocation was based on a recently completed time study performed in connection with the Company's third quarter reserve analysis and related claim study.

Underwriting and other expenses includes a provision for doubtful accounts during 1999 of approximately $1,500,000. In connection with the reorganization of the administrative structure of its premiums receivable area, the Company has changed certain procedures utilized in the analysis of doubtful accounts and increased its aggressiveness in the collection and adjustment of delinquent premium balances. These changes have resulted in increased cash flow as well as enhanced the Company's ability to accelerate the identification, assessment and provision for outstanding balances deemed uncollectible.

Also during 1999, the Company has undertaken several technological and e-commerce initiatives. During the nine months ended September 30, 1999 the Company has incurred approximately $2,800,000 in connection with such initiatives.

The balance of the increase in underwriting and other expenses relates primarily to the addition of approximately 120 new employees since the middle of 1998, including several members of senior management. This overall increase was partially offset by the capitalization of approximately $1,500,000 for certain costs related to the development of internally used computer software.

INTEREST EXPENSE

The increase in interest expense over the comparable 1998 nine month period is due to increased amounts borrowed under the Deutsche Bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company, receiving cash principally through sales of its securities, borrowings and management fees charged to its subsidiaries, most of which are subject to certain dividend restrictions. The ability of the Company's subsidiaries to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. However, as a result of the reserve charge recorded during the third quarter of 1999, Frontier Insurance Company's ("Frontier") capital and surplus at
September 30, 1999 has fallen below RBC requirements. Management is currently developing a plan to increase Frontier's capital and surplus to meet RBC requirements. However, current capital and surplus further restricts Frontier's ability to pay dividends.

The liquidity needs of the Company's insurance subsidiaries are generally met through cash provided by operating activities. During the nine months ended September 30,1999 the Company borrowed $40,300,000 under its

$175,000,000 credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank") and at September 30, 1999, the outstanding balance thereunder is $132,300,000. During October 1999, the Company borrowed an additional $10,500,000 under the credit facility. Under the terms of the credit facility, the Company is subject to certain financial and non-financial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity.

As of September 30, 1999, the Company is in violation of certain financial covenants under the terms of the credit facility. Although these violations permit Deutsche Bank to accelerate repayment of amounts outstanding under the credit facility, the Company has requested and expects to receive waivers for these covenant violations.

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

The Company continually monitors existing and alternative financing sources to support its capital and liquidity needs and has retained Banc of America and Wasserstein Perella to assist in the development of these capital-raising alternatives. Such alternatives and sources include, but are not limited to, debt and preferred or Common Stock issuance.

LITIGATION WITH THE STATE OF NEW YORK

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. Since December 1995, as a result of favorable judicial decisions, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $36,000,000. The Company and the State reached an agreement with respect to 83 cases pursuant to which the State paid $15,000,000 to the Company in September 1998 and the Company agreed to forego $5,100,000 in interest. As a result, the amount of subrogation recoverables recorded at September 30, 1999 amounted to approximately $16,000,000.

Discussions are continuing with respect to the cases not included in the agreement with the State and, to the extent the amount of the actual recovery varies from the recorded subrogation recoverables of $16,000,000, such difference will be reported in the period recognized. The Company is continuing to defend all SUNY faculty members against malpractice claims that have been asserted and is maintaining reserves adjusted for the anticipated recoveries.

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

THE YEAR 2000

The Company has a committee comprised of senior management from the corporate office and from each of its subsidiaries to develop and implement a uniform and complete Year 2000 compliance plan. An assessment of all systems that could be affected by Year 2000 issues has been completed. For its information technology ("IT") exposures, the Company has completed the remediation of its systems. The remediated systems have been tested for compliance for: 20th century system dates with current and 21st century data; and, 21st century system dates with 20th and 21st century data. Processes and procedures are in place to ensure the following: that all IT development and testing follow Year 2000 standards; that all projects undertaken deliver Year 2000 compliant solutions; that all third-party hardware and software acquisitions are Year 2000 compliant; and that all commercial third-party service providers, including agents and program administrators, are queried regarding their Year 2000 compliance plans.

To date, the costs related to Year 2000 compliance efforts are approximately $2,000,000, and have been expensed as incurred. Total costs are not expected to exceed $3,000,000 and will continue to be funded out of operating cash flows. However, anticipated costs could be adversely affected by the continued need for availability of personnel and system resources, as well as any failure by third-party vendors, service providers, or agencies to properly address Year 2000 issues. The impact of achieving Y2K compliance has not caused a significant delay in other IT related development efforts.

The Company has also conducted a comprehensive review of its underwriting guidelines and has received regulatory approval from 49 states and the District of Columbia of an endorsement to all commercial property and casualty policies which would clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. This endorsement has been added to each policy at either issuance or renewal. Underwriting policy and protocol has been developed to address nonapproving states and/or states that approved the endorsement but only for certain lines of business. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

A contingency plan has been developed which delineates the Company's responsibilities in the event that Year 2000 compliance is not achieved due to internal or external factors. These plans involve, among other things, manual workarounds, additional paper-based report development and adjusting staffing strategies. The Company recognizes the need for a contingency plan, but given the status of its current Y2K efforts does not anticipate having to rely on the plan. The Company has conducted an additional test of its systems in 1999 to complete testing for various conditions, and to further ensure continued Year 2000 compliance is maintained. A final test is scheduled for late November after which systems will be frozen until after January 1, 2000, thereby insuring full Y2K readiness.

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

RISK FACTORS

Adequacy of Loss Reserves

Liabilities for unpaid losses and loss adjustment expenses are estimated by management utilizing methods and procedures which management believes are reasonable. These liabilities are necessarily subject to the impact of developments in claim frequency and severity, as well as numerous other factors. Although the liabilities for unpaid losses and LAE represent management's best estimate of the ultimate cost to settle the underlying claims, because of the extended period of time during which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination. Accordingly, these liabilities may vary significantly from the estimated amounts included in the accompanying financial statements. To the extent that the actual loss experience varies from these liabilities , they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

Also, refer to "Notes to the Consolidated Financial Statements - Unpaid Loss and Loss Adjustment Expenses" for additional disclosures regarding unpaid losses and LAE reserves.

Emphasis on Insurance Company Ratings

Increased public and regulatory concerns with the financial stability of insurers have resulted in a greater focus by policyholders and their insurance agents upon insurance company ratings and a potential competitive advantage for carriers with higher ratings. Rating organizations periodically review the financial performance and condition of insurers and reevaluate their ratings. Following the release of its third quarter 1999 results, A.M. Best Company, Inc. (A.M. Best) announced that it had downgraded the A- (Excellent) rating of Frontier Insurance Company, Frontier Pacific Insurance Company, United Capitol Insurance Company, Western Indemnity Insurance Company, and Regency Insurance Company to B++(Very Good). The ratings of the Lyndon Insurance Group were unaffected and remain under review with developing implications, following the announcement of the planned sale to Protective Life Insurance Company. The Company cannot assure that its insurance subsidiaries will maintain their ratings and any downgrade could materially adversely affect their operations.

Highly Competitive Market

The property and casualty insurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and broker compensation. Although our business strategy is to achieve an underwriting profit by identifying niche markets and specialty programs that we believe afford favorable opportunities for profitability due to limited potential competition, we nevertheless encounter competition from carriers engaged in insuring risks in the broader lines of business that encompass our niche markets and specialty programs. We expect this type of competition will increase as we expand our operations.

Fluctuations in Industry Results

The financial results of property and casualty insurers historically have been subject to significant fluctuations. Profitability is affected significantly by volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations develop relating to the scope of insurers' liability, fluctuations in interest rates and other changes in the investment environment which affect returns on invested capital, and inflationary pressures that affect the size of losses. Further, underwriting results have been cyclical in the property and casualty insurance industry, with protracted periods of overcapacity accompanied by lower premium rates and operating results, followed by periods of undercapacity accompanied by higher premium rates and operating results. The property and casualty insurance industry is currently experiencing a protracted period of overcapacity and lower premium rates, and we cannot assure when or if this period will end and when premium rates will increase.

Reliance Upon Reinsurance

To moderate the impact of unusually severe or frequent losses, our insurance subsidiaries cede (i.e., transfer) a portion of their gross premiums to reinsurers in exchange for the reinsurers' agreements to share covered losses with the subsidiaries. Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, our insurance subsidiaries are not relieved of their primary liability to their insureds and, therefore, bear a credit risk with respect to their reinsurers. Although our insurance subsidiaries place reinsurance only with reinsurers they believe to be financially sound, we cannot assure that these reinsurers will pay all reinsurance claims on a timely basis, if at all. Further, although we believe our insurance subsidiaries are adequately reinsured, we cannot be certain that our subsidiaries will continue to be able to obtain reinsurance on satisfactory terms.

Dependence Upon Investment Income

Similar to other property and casualty insurance companies, we depend on income from our investment portfolio for a substantial portion of our earnings. A significant decline in investment yields could have a material adverse effect on our financial results.

Concentration in Ownership

Mr. Harry W. Rhulen, our Chairman of the Board and President, members of Mr. Rhulen's family and other directors and officers of the Company owned, as of September 1999, approximately 25% of the outstanding shares of Common Stock. As a result, these persons are in a position to influence our management and affairs and, collectively, may be able to prevent a proposed change in control of the Company.

Restrictions Under Insurance Regulations

We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which our insurance subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect investors in insurance companies or their holding companies. Regulators oversee matters relating to trade practices, policy forms, claims practices, mandated participation in shared markets, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties and changes in control. The rates that our insurance subsidiaries can charge for certain lines of business are also subject to regulation and, therefore, may not keep pace with inflation. Changes in any of these laws and regulations could materially adversely affect our operations.

Our insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under RBC requirements, the amount of capital and surplus, maintained by the insurance subsidiaries is determined based on various risk factors related to it. As a result of the reserve charge recorded during the third quarter of 1999, Frontier's capital and surplus at September 30, 1999 has fallen below RBC requirements. Management is currently developing a plan to increase Frontier's capital and surplus to meet RBC requirements.

Dependence Upon Dividends and Other Distributions from Subsidiaries

Because we are a holding company, our ability to pay dividends or fund other expenditures depends significantly on the payment of dividends and management fees to us by our subsidiaries. However, our insurance subsidiaries are subject to regulations designed to protect their solvency that restricts the amount of dividends or other distributions they may make to us. In addition, our current policy is for our insurance subsidiaries to retain their capital for growth rather than to pay us dividends. However, as a result of the reserve charge recorded during the third quarter of 1999, Frontier's capital and surplus level at September 30, 1999 has fallen below RBC requirements. Accordingly, current capital and surplus further restricts Frontier's ability to pay dividends to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio is subject to market risk arising from potential changes in value in various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risks which most affect the Company's investment portfolio is interest rate risk associated with investments held in fixed maturities and equity price risk associated with investments held in equity securities. As of September 30, 1999, the market risk exposures have not materially changed from December 31, 1998.


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

         Exhibit 27 - Financial Data Schedule
   b.    Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 22, 1999            Frontier Insurance Group, Inc.
                                    ------------------------------
                                           (Registrant)


                                    By:    /s/ Mark H. Mishler
                                           ---------------------------

                                           Mark H. Mishler
                                           Sr. Vice President - Treasurer and
                                                  Chief Financial Officer
                                           (Principal Financial and Accounting
                                                  Officer and Duly
                                                  Authorized Officer)



                                    By:    /s/ Jeffrey C. Gordon
                                          ---------------------------
                                           Jeffrey C. Gordon
                                           Vice President - Controller
                                           (Principal Financial and Accounting
                                                  Officer and Duly Authorized
                                                  Officer)