Form 10-K
period 1999-12-31
FRONTIER INSURANCE GROUP INC
filed 2000-04-14
CIK 797496

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________to ____________

                         COMMISSION FILE NUMBER 1-10584

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
         Title of Each Class                     on which Registered
         -------------------                    ---------------------
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

            [x] Yes                                   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by nonaffiliates of the Registrant was $35,929,599 on April 6, 2000, based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 6, 2000, was 33,816,093.

                      Documents incorporated by reference:

                                      None

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: recent rating agency downgrades, lack of liquidity, regulatory agency oversight, need to renegotiate financial covenants, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, changes in generally accepted accounting principles and the risk factors listed herein and from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Annual Report.

                              --------------------

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Frontier Insurance Group, Inc. (the "Company"), a Delaware corporation incorporated in 1986, is an insurance holding company which, through its direct and indirect wholly-owned subsidiaries, conducts business in all 50 states, the District of Columbia, Puerto Rico, Mexico, Greece, Guam and the Virgin Islands as a specialty insurer underwriting various specialty property/casualty coverages. These specialty coverages include medical and dental malpractice, surety, general liability, short-term auto rental, nonstandard automobile, manufactured housing, excess workers' compensation, environmental and pollution liability, and until January 2000, credit-related insurance products. The principal subsidiaries through which the Company offers such coverages include Frontier Insurance Company ("Frontier"), Frontier Pacific Insurance Company ("Frontier Pacific"), Lyndon Insurance Group ("Lyndon"), United Capitol Insurance Company ("United Capitol"), Western Indemnity Insurance
Company ("Western"), Regency Insurance Company ("Regency") and Acceleration Life Insurance Company ("Acceleration"), all of which, other than Frontier and Frontier Pacific, were purchased since 1996 (see Note C of the Notes to the Consolidated Financial Statements). Effective January 20, 2000, the Company sold its ownership interest in Lyndon and Acceleration to Protective Life Insurance Company (see Note S of the Notes to the Consolidated Financial Statements).

RISK FACTORS

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

Risk-Based Capital ("RBC") is a measure developed by the National Association of Insurance Commissioners ("NAIC") and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized. The RBC guidelines define minimum capital standards determined by a ratio of a company's regulatory Total Adjusted Capital to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific ratios may be subject to various levels of regulatory action or oversight by the insurance commissioner in their state of domicile.

Frontier, the Company's largest insurance subsidiary, is domiciled in New York State. The New York State Department of Insurance (the "Department") utilizes its own methodology for computing capital adequacy and has not adopted the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 1999, Frontier was at the Authorized Control Level. The Authorized Control Level authorizes the Commissioner of a state insurance department to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which could include placing Frontier under regulatory control (i.e., rehabilitation or liquidation). In addition, failure to meet capital requirements and other requirements which may be imposed by the insurance department, or further unfavorable operating results in future periods, could expose Frontier to regulatory sanctions that may include restrictions on operations and growth and/or mandatory asset dispositions.


The Company has submitted a Corrective Action Plan to the superintendent of the Department and to many of the other state insurance departments in states for which Frontier writes business. It is uncertain what actions, if any, the insurance department will take with respect to Frontier. While the Company expects to maintain or improve the current RBC ratio level of its insurance subsidiaries, it cannot predict all events that could cause this ratio to decrease to the point of increased oversight by the Department or by the departments of the state in which the Company's subsidiaries are domiciled
(see Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters).

Debt Covenants and Liquidity

The Company is subject to various financial and nonfinancial covenants under the terms of its revolving credit facility and certain guaranty agreements (see Notes J, L and O of the Notes to the Consolidated Financial Statements). Among other things, the covenants restrict the Company's ability to dispose of assets, incur additional indebtedness and pay dividends. Certain of the covenants also require the maintenance of minimum debt-to-equity, interest coverage, and net written premiums-to-statutory surplus ratios. Violation of these covenants allow the lenders to elect to accelerate repayment of all amounts owed or guaranteed by the Company under the agreements. At December 31, 1999, the Company violated certain covenants which were waived by the banks. In addition, due to its significantly weakened financial condition and the expected negative impact on operations resulting from recent rating downgrades, the Company expects to violate certain revised covenants during 2000. The Company has received a waiver of these expected violations through April 30, 2000 and is currently negotiating revised covenants with the banks. Should the Company be unable to obtain waivers of such covenants and be in violation thereof, the banks could elect to accelerate repayment of the amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral.

The Company's insurance subsidiaries, the primary source of liquidity, are restricted in the amount of dividends or other distributions they may make without the prior approval of the insurance commissioners of their domiciliary states. Currently, the only insurance subsidiary that can pay dividends to the holding company without the prior approval of the insurance commissioner is Regency. The maximum dividend that Regency could pay during 2000 without prior approval is approximately $293,000.

Given the limited liquidity at the holding company, the Company has elected to defer interest payments on its Convertible Trust Originated Preferred Securities ("TOPrS") beginning with the payment scheduled for April 2000 (see Note K of the Notes to the Consolidated Financial Statements). The Company is also actively pursuing the sale of Western, Regency and its Surety Division operations which should provide liquidity at the holding company level to allow it to meet its obligations. However, should the Company be unable to liquidate such assets in a timely manner its financial condition would be materially adversely impacted. (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note A of the Notes to the Consolidated Financial Statements.)

Emphasis on Insurance Company Ratings

In December 1999, the Company was downgraded by A.M. Best from A- (Excellent) to B++ (Very Good). In March 2000, the Company was further downgraded by A.M. Best to B (Fair). A.M. Best indicated that failure to execute additional asset sales or the continuation of poor operating performance could result in further downward rating adjustments. In March 2000, Standard & Poor's ("S&P") suspended its counterparty credit rating and financial strength rating on the Company, (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Rating Agencies). Increased public and regulatory concerns with the financial stability of insurers have resulted in a greater focus by policyholders and their insurance agents upon insurance company ratings and a potential competitive advantage for carriers with higher ratings. The Company has entered into reinsurance arrangements with insurance companies that have a higher A.M. Best rating in order to provide additional security to policyholders who may require it. However, these arrangements increase the Company's acquisition costs, thus putting pressure on its ability to compete with higher rated insurance companies. Failure to execute additional asset sales to provide holding company liquidity and increase the capital and surplus of Frontier, or a continuation of poor operating performance may result in further downward ratings adjustments. The Company cannot assure that its insurance subsidiaries will maintain their current ratings and any further downgrade could materially adversely affect their operations.

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

Also refer to Note H in the Consolidated Financial Statements - Unpaid Loss and Loss Adjustment Expenses for additional disclosure regarding loss reserves.

Highly Competitive Market

The property and casualty insurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and broker compensation. Although the Company's business strategy is to identify niche markets and specialty programs that the Company believes afford favorable opportunities for profitability due to limited potential competition, the Company nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business that encompass our niche markets and specialty programs. As a result of the Company's weakened financial position and downgrades by certain rating agencies, the Company expects that the effect of competitive pressure on its ability to retain and produce new business will increase within the broader lines and niche markets.

Reliance Upon Reinsurance

To moderate the impact of unusually severe or frequent losses, the Company's insurance subsidiaries cede (i.e., transfer) a portion of their gross premiums to reinsurers in exchange for the reinsurers' agreements to share covered losses with the subsidiaries. Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, the Company's insurance subsidiaries are not relieved of their primary liability to their insureds and, therefore, bear a credit risk with respect to their reinsurers. Although the Company's insurance subsidiaries place reinsurance only with reinsurers they believe to be financially sound, the Company cannot assure that these reinsurers will pay all reinsurance claims on a timely basis, if at all. Further, although the Company believes its insurance subsidiaries are adequately reinsured, the Company cannot be certain that it will continue to be able to obtain reinsurance on satisfactory terms.

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

Concentration in Ownership

Mr. Harry W. Rhulen, President and Chief Executive Officer, members of Mr. Rhulen's family and other directors and officers owned, as of April 6, 2000, approximately 20% of the outstanding shares of Common Stock. As a result, these persons are in a position to influence the Company's management and affairs and, collectively, may be able to prevent a proposed change in control of the Company.

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

The following table provides examples by reportable segment and customer type, of typical niche markets/programs underwritten by the Company:

SEGMENT                 CUSTOMER TYPE                      COVERAGE/LINE OF BUSINESS       HYPOTHETICAL CLAIM
-------                 -------------                      -------------------------       ------------------
Health Care             Doctors and dentists               Professional liability          Patient injured

Health Care             Social service agencies            Professional liability,         Client sues agency or
                                                             general liability, fire         professional

Surety                  Small-construction contractors     Surety bonds                    Electrician or plumber
                                                                                             fails to complete job

Surety                  Importers                          Customs bonds                   Importer fails to pay duty
                                                                                             duty

Alternative Risk        Self-insured employers             Excess workers'                 Workers' compensation loss
                                                             compensation/employer's         loss exceeds
                                                             liability                       employer's self-
                                                                                             insured retention

Specialty Programs      Crane operators                    General liability               Crane damages a
                                                                                             party's property

Specialty Programs      Alarm installers                   General liability               House is burglarized
                                                                                             through faulty alarm
                                                                                             installation

Specialty Programs      Rental car companies               Auto physical damage/           Damage to vehicle while in
                                                             auto liability                  in rental car company
                                                                                             parking lot

Environmental, Excess   Environmental remediation          Professional liability          Site remains contaminated
  Excess and              contractors                                                        contaminated after
  Surplus Lines                                                                              contractor completed
                                                                                             remediation project

Personal and Credit-    Borrowers from financial           Credit-related property         Damage to property taken as
  Related                 institutions                                                       taken as collateral

Health Care Division

This segment underwrites a full range of property and casualty products for healthcare providers and related companies and institutions. Products offered include medical malpractice, general liability and commercial multi-peril coverages. Additionally, this segment serves the medical professional community through the design and distribution of products and services which target the unique exposures for medical and dental professional risks, and include such exposures for physicians, internists, dentists, chiropractors, psychiatrists and other specialists. Additionally, this segment offers and underwrites a program for daycare liability.

Physician and dental coverages are generally marketed by the Company through endorsed national, state or county societies. Such societies include, the International Chiropractors' Association, the American Academy of Child and Adolescent Psychiatrists, the New York Society of Internal Medicine, and The Academy of General Dentistry. Physicians covered under the social services care facilities are employees of the facility. Other coverages in this segment are produced by specialty independent agents and brokers. Continued evaluation has led the Company to discontinue certain classifications of medical malpractice and exposures in certain states. The business produced by this segment is underwritten primarily through Frontier, Frontier Pacific, and Western.

Surety Division

This segment underwrites bonds for small contract bonds, license and permit bonds, subdivision bonds, service contract bonds, workers' compensation self insurance bonds, high deductible guarantee bonds, landfill closure bonds, custom bonds, bail bonds, fidelity bonds and various forms of miscellaneous guarantee contracts.

License and permit bonds are primarily produced by a wholly-owned subsidiary. Bail bonds are produced by a 50% owned bail agency and custom and fidelity bonds are produced by specialty bond agents which have exclusive underwriting agreements with the Company. During 1998 and 1999, the Company has acquired a number of small previously independent surety agencies. All other business for this segment is produced through independent agents and brokers.

The business produced by this segment is predominantly underwritten through Frontier Pacific and Frontier.

Alternative Risk Division

This segment underwrites excess workers' compensation and stop loss coverage for self-insured medical and group accident and health plans. In addition, this segment provides a full range of risk management services, including the formation and management of off-shore captive and rent-a-captive entities, which underwrite a broad range of coverages.

Excess workers' compensation provides specific and aggregate coverage for individuals, public entities and association self-insureds who demonstrate pro-active participation in risk management and claim control. This program is underwritten using a select number of producers to minimize exposure to those agents who shop their business in order to dominate the market and sell solely on price.

Excess medical stop loss provides coverage to companies, associations and public entities that elect to self-insure their employees' medical coverage for losses within specified levels. The Company currently uses a single agent to produce this business.

Captive and rent-a-captive programs offer flexible and innovative alternatives to the traditional insurance market for most classes of business and major lines of business. These programs are produced by independent agents who specialize in these types of coverages.

The business produced by this segment is predominantly underwritten through Frontier.

Specialty Programs Division

This segment produces a wide variety of specialty coverages, including crane operators, tow truck operators, pest control, artisan contractors, childrens' summer camps, alarms and guards, outdoor recreation, demolition contractors, nonstandard auto coverage and white water rafting. Additionally, this segment underwrites a short term auto rental program.

The nonstandard auto coverage is predominantly produced by a 50% owned managing general agency. All other business written by the segment is produced by in-house program agency underwriters that specialize in underwriting the underlying coverages.

The business produced by this segment is predominantly underwritten through Frontier and Frontier Pacific.

Environmental, Excess and Surplus Lines Division

This segment underwrites, predominantly, commercial general liability, pollution and professional liability for contractors, consultants and engineers engaged in the remediation of environmentally impaired properties, including those contractors and consultants involved in the abatement of asbestos. This segment also provides, on a limited basis, pollution liability for facilities engaged in managing waste or the use of hazardous substances.

Commercial general liability coverage is also provided to residential and commercial contractors, predominantly in California, as well as product liability coverage for manufacturers and distributors of a wide array of products. This segment also underwrites property and ocean marine coverages.

The Company's environmental coverages are produced by various specialty program administrators, contracted brokers and two wholly-owned insurance agencies. California residential and commercial contractors and ocean marine coverages are produced by an independent program administrator. Property and products liability coverages are produced predominantly by contracted surplus lines brokers.

The business produced by this segment is predominantly underwritten through United Capitol.

Personal and Credit-Related Division

This segment underwrites coverages for collateral protection, extended warranty, extended service contracts, homeowners multi-peril, credit property, involuntary unemployment, nonstandard auto coverage, residual value, mechanical breakdown, credit life, credit property, and credit accident and health.

The nonstandard auto physical damage program is in run-off and was previously written through managing general agents. Extended warranty and service contracts are primarily distributed through financial institutions and auto dealers. Other coverages written in this segment are produced through independent agents and brokers.

These coverages are underwritten primarily through Lyndon, Acceleration and Regency. However, effective January 20, 2000 the Company sold its ownership interest in Lyndon and Acceleration. In addition, in April 2000, the Company has signed a letter of intent for the sale of Regency. As such, the credit insurance operations of this segment will be eliminated effective January 20, 2000 and the personal line coverages are expected to be significantly reduced beginning in the second quarter of 2000, contingent upon the outcome of regulatory approval and standard closing conditions. (See Note S of the Notes to the Consolidated Financial Statements.)

Segment Results

The Company evaluates segment performance based on profit or loss before investment income (including equity in net income of investees accounted for under the equity method, capital gains/losses and net of interest on funds held), interest expense, other corporate expenses and income taxes. Additionally, depreciation and amortization expense are included in the evaluation of segment performance. The accounting policies of the reportable segments are principally the same as those described in Note B to the Consolidated Financial Statements, except certain amounts are allocated to the segments based upon allocation methods deemed appropriate by management, including time studies, square footage, number of personnel and premiums written and earned.

The following is a summary of premiums earned and profit (loss) by segment:

                                                                     1999              1998             1997
                                                                 ----------------------------------------------
                                                                                  (in thousands)
Premiums earned by segment:
   Health Care                                                    $  160,207        $  197,170      $  167,447
   Surety                                                             96,410            73,790          64,788
   Alternative Risk                                                   20,337            35,312          35,747
   Specialty Programs                                                127,519            70,131          58,316
   Environmental, Excess and Surplus Lines                            71,502            54,517          34,459
   Personal and Credit-Related (1)                                    94,953           108,945          43,729
   Premiums ceded under Zurich N.A. stop loss agreements (2)               -           (46,811)        (37,642)
                                                                  ---------------------------------------------
Net premiums earned                                               $  570,928        $  493,054      $  366,844
                                                                  =============================================
Segment profit (loss):

   Health Care                                                    $ (142,395)       $ (224,666)     $  (41,163)
   Surety                                                            (11,964)           11,563          15,366
   Alternative Risk                                                   (8,426)            3,174           4,447
   Specialty Programs                                                (64,469)           (7,705)          2,090
   Environmental, Excess and Surplus Lines                             5,333             9,866          10,010
   Personal and Credit-Related (1)                                    (9,405)            7,146           9,711
                                                                  ---------------------------------------------
   Total segment profit (loss)                                      (231,326)         (200,622)            461
   Reconciling items:
     Net effect of Zurich N.A. agreements (2)                              -            58,828           2,349
     Total net investment income                                      80,735            76,538          60,344
     Interest expense                                                (18,479)          (11,931)        (11,842)
     Other corporate (expenses) income, net                           (5,015)          (13,688)         (5,463)
                                                                  ---------------------------------------------
Consolidated income (loss) before income taxes                    $ (174,085)       $  (90,875)     $   45,849
                                                                  =============================================

(1) Lyndon accounted for $77.5 million, $101.2 million and $38.9 million of the net premiums earned of the Personal and Credit-Related segment for years 1999, 1998 and 1997, respectively, and the related profit (loss) was $(5.2) million, $8.9 million and $10.7 million for years 1999, 1998 and 1997, respectively.

(2)  Program terminated effective December 31, 1998.

Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Portfolio Review".)

Other corporate expenses include expenses of the parent company and directly owned noninsurance subsidiaries, reduced by other miscellaneous income.

REINSURANCE ACTIVITIES

The Company assumes business under reinsurance treaties and through mandatory participation in various states' residual market pools and reinsurance facilities. The Company assumes, primarily on a quota share basis, homeowners', commercial auto, other liability and contract surety business and also assumes ocean marine and international property business, over 90% of which is retroceded to other insurers.

The Company cedes business under various reinsurance agreements which are generally related to specific lines of business or underwriting programs. Reinsurance serves the purposes of limiting losses, minimizing exposure to catastrophes, providing additional capacity for future growth and facilitating relationships with other insurance entities. The Company purchases reinsurance primarily on an excess of loss basis for individual loss occurrences in excess of specified dollar amounts or loss ratios. In addition, from 1995 through 1998, the Company had in place an aggregate excess of loss agreement, for specific lines of business, to limit loss and loss adjustment expense ("LAE") ratios to contractually agreed benchmarks. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Zurich Reinsurance (North America) Stop Loss Agreements"). The Company generally reinsures its business with reinsurers who are admitted to do business in the jurisdictions in which its insurance subsidiaries are licensed and which have an A.M. Best rating of A-or higher. Security is obtained from reinsurers who do not meet these criteria.

Certain business produced by the Company's Alternative Risk Division is reinsured by captive or rent-a-captive facilities. Under the terms of such reinsurance programs, which are designed by the Company, the producing agents participate in the underwriting experience of their own business by purchasing preferred shares in a captive reinsurance company. In addition, premiums ceded to the captive are used to purchase a letter of credit or deposited into a trust fund to secure the liabilities ceded to the reinsurer.

Certain policyholders and prospective policyholders of the Company may require their risks be insured by an insurance company rated "A-" or higher by A.M. Best. In response to A.M. Best's downgrade of the Company's rating during 1999, the Company entered into "cut-through" reinsurance agreements effective December 1, 1999 with "A" rated insurance companies, Clarendon Insurance Group ("Clarendon") and, for surety business, a subsidiary of NAC Reinsurance Corporation ("NAC Re"). This cut-through arrangement effectively provides assurance to the Company's insureds that Clarendon or NAC Re will pay claims in the event of the Company's insolvency.

Also, in connection with the Clarendon cut-through agreement, the Company deposited $50 million into a trust account and provided a $35 million letter of credit as security for the Company's obligations under the agreement. The Company's secured obligations to Clarendon include claims expenses incurred by Clarendon and any unpaid fees and commissions. Under the terms of the trust agreement, the Company must deposit additional assets to the trust account as needed to ensure its obligations to Clarendon are fully secured.

The following table summarizes as of December 31, 1999 the maximum amount of loss typically retained by the Company's insurance subsidiaries (exclusive of facultative reinsurance and the aggregate excess of loss agreement with Zurich N.A.):

                                                                   MAXIMUM
                                                                RETAINED LOSS
                                                               PER OCCURRENCE/
                                                               RISK/PRINCIPAL
                                                             -------------------
                                                               (in thousands)
Property lines                                                    $  1,000(2)
Casualty lines (excluding medical malpractice, health
  specialties, and social services)                                  1,000(3)
Medical malpractice, health specialties and social services            250(1)
Workers' compensation                                                1,000(3)
Surety                                                                   -(4)
Umbrella liability                                                   1,000
Group accident and health                                              450
Excess workers' compensation                                         1,000(3)
Earthquake                                                           2,500
Homeowners'                                                          2,000(2)
Ocean marine                                                           250
Directors' and officers' liability                                   1,000
Commercial auto liability                                            1,000(3)
Nonstandard auto liability                                              25

                           --------------------------

(1) Does not reflect Company's maximum corridor deductible aggregate retention of approximately $7.5 million under its professional liability reinsurance treaty that may accrue under certain circumstances. Also, for certain risks and policy years, the maximum retained loss per occurrence is $0.5 million and, on a very limited basis, $2 million.

(2) Does not reflect Company's co-insurance participation in amounts ceded in excess of its retention.

(3) Maximum retained loss is $500,000 for occurrences subsequent to December 1, 1999.

(4) The Company writes a wide variety of surety bonds with significantly different retention levels. Generally, contract, subdivision, self-insured workers' compensation, recreation, deductible guaranty and deferred compensation and certain low limit bonds are covered under the Company's surety excess of loss treaties which limit the Company's retention to $1 million per principal, not including a maximum co-insurance participation of $400,000. The Company also issues other larger limit surety bonds, primarily related to the waste management and energy industries, for which its retention per bond ranges from approximately $4.5 million to $26 million. At December 31, 1999, over 200 of such bonds were outstanding which have varying amounts of collateral supporting the bonds.

DISTRIBUTION

The Company relies on multiple distribution channels to market its insurance products, primarily independent insurance agencies and brokerage firms, none of which account for more than 5% of the Company's net premiums written. The following tables set forth for the three years ended December 31, 1999, the gross and net premiums written produced by internal and affiliated sources, independent agencies and brokerage firms:

                                        1999                       1998                      1997
                              ---------------------------------------------------------------------------
                               PREMIUMS     PERCENT       PREMIUMS     PERCENT       PREMIUMS    PERCENT
                               WRITTEN      OF TOTAL      WRITTEN      OF TOTAL      WRITTEN     OF TOTAL
                              ---------------------------------------------------------------------------
                                                      (dollar amounts in thousands)
Gross premiums:
   Internal and affiliated    $  110,166      10.8%      $ 104,957       12.6%      $  79,772      13.6%
   All others                    907,638      89.2         728,201       87.4         507,863      86.4
                              ---------------------------------------------------------------------------
Total                         $1,017,804     100.0%      $ 833,158      100.0%      $ 587,635     100.0%
                              ===========================================================================

Net premiums:
   Internal and affiliated    $   85,323      12.6%      $  65,627       12.5%      $  60,776      15.6%
   All others                    589,478      87.4         461,378       87.5         328,240      84.4
                              ---------------------------------------------------------------------------
Total                         $  674,801     100.0%      $ 527,005      100.0%      $ 389,016     100.0%
                              ===========================================================================

Premiums produced by internal and affiliated sources include business written through the Company's wholly-owned agencies, as well as agencies in which the Company holds a noncontrolling equity interest. All other premiums are produced through independent insurance agencies and brokerage firms specializing in particular coverages.

OPERATING RATIOS

Statutory Combined Ratio

The statutory combined ratio is the traditional measure of underwriting experience for property/casualty insurance companies. The combined ratio is calculated by adding the expense ratio to the loss and LAE ratio. The expense ratio is defined as the ratio of other underwriting expenses incurred to net premiums written and the loss and LAE ratio is defined as the ratio of losses and LAE incurred to net premiums earned. Generally, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

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

                             1999          1998          1997          1996          1995
                          -------------------------------------------------------------------
Loss and LAE ratio           94.9%         95.0%         65.2%         58.7%         60.0%
Expense ratio                36.5          38.2          35.7          32.2          31.1
                          -------------------------------------------------------------------
Combined ratio              131.4%        133.2%        100.9%         90.9%         91.1%
                          ===================================================================

The combined ratios in 1999, 1998 and 1997 reflect the effects of increased reserves of approximately $136 million, $155 million and $35 million, respectively. (See Note H of the Notes to the Consolidated Financial Statements)

Premium-to-Surplus Ratio

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

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for the Company's property and casualty subsidiaries for the years indicated:

                                                  1999          1998           1997          1996          1995
                                               -------------------------------------------------------------------
                                                                  (dollar amounts in thousands)
Frontier:
   Net premiums written during the year        $ 380,039     $ 287,733     $ 275,127      $ 255,446     $ 205,614
   Policyholders' surplus at end of year       $ 172,026     $ 251,841     $ 276,390      $ 262,899     $ 171,361
   Ratio                                        2.21/1        1.14/1         .99/1          .97/1        1.20/1

Frontier Pacific:
   Net premiums written during the year        $  46,225     $  28,170     $  30,282      $  32,040     $  15,143
   Policyholders' surplus at end of year       $  25,649     $  34,920     $  31,171      $  25,985     $  17,155
   Ratio                                        1.80/1         .81/1         .97/1         1.23/1         .88/1

United Capitol:
   Net premiums written during the year        $  71,817     $  61,855     $  40,793      $  25,930     $  10,981
   Policyholders' surplus at end of year       $  58,006     $  65,966     $  60,122      $  53,355     $  68,026
   Ratio                                        1.24/1         .94/1         .68/1          .49/1         .16/1

Lyndon Property:
   Net premiums written during the year        $  94,199     $  79,805     $  45,167      $  72,043     $ (41,623)
   Policyholders' surplus at end of year       $  96,018     $ 100,296     $  90,989      $  71,104     $  54,054
   Ratio                                         .98/1         .80/1          .50/1         1.01/1          N/A

Western:
   Net premiums written during the year        $  22,359     $  23,396     $  32,064      $  33,010     $  34,635
   Policyholders' surplus at end of year       $  31,366     $  35,935     $  34,348      $  50,000     $  45,873
   Ratio                                         .71/1         .65/1          .93/1          .66/1         .76/1

Regency:
   Net premiums written during the year        $  13,776     $  13,418     $   4,942      $   4,489     $   4,441
   Policyholders' surplus at end of year       $   8,444     $   8,133     $  10,341      $   5,105     $   4,667
   Ratio                                        1.63/1        1.65/1          .48/1          .88/1         .95/1

Lyndon Southern:
   Net premiums written during the year        $   2,388     $   1,602     $       -      $       -     $       -
   Policyholders' surplus at end of year       $   3,757     $   3,137     $   3,495      $   3,495     $       -
   Ratio                                         .64/1         .51/1           N/A            N/A           N/A

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

When a claim is reported, the Company's claims adjusting personnel establish a formula loss and LAE reserve based on historical average claim costs. As more information related to the claim is obtained, claims adjusting personnel update the formula reserve to a case basis reserve. This case basis reserve is an estimate of the amount of ultimate payment of the claim, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Additionally, reserves are established by the Company on an aggregate basis to provide for IBNR losses and to maintain the overall adequacy of reserves. Reserves and payments on high exposure cases are reviewed and approved by a claims committee comprised of members of senior management, claims examiners, attorneys and underwriters. The Company does not discount its reserves either on the basis of generally accepted accounting practices ("GAAP") or statutory accounting practices ("SAP"), except with regard to Frontier's medical malpractice reserves which are discounted for statutory accounting purposes.

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

The following table reflects the Company's property and casualty loss and LAE reserve development, net of estimated subrogation recoverable through December 31, 1999, for each of the preceding ten years:

                          1989     1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
                        -----------------------------------------------------------------------------------------------------------
                                                               (amounts in thousands)
Reserves for unpaid
  losses and LAE        $92,384  $120,096  $161,263  $185,074  $216,486  $263,202  $294,393  $373,606  $483,539  $632,850  $828,923
Reserves reestimated
  at December 31:
     1 year later        93,419   119,875   162,121   188,387   230,360   255,689   289,914   386,893   618,054   721,711
     2 years later       91,457   120,550   158,746   196,005   229,334   252,678   314,558   492,247   677,604         -
     3 years later       91,527   115,310   163,537   191,401   214,712   282,016   399,069   533,822         -         -
     4 years later       86,508   114,790   154,217   172,654   234,172   345,459   429,978         -         -         -
     5 years later       87,795   107,907   133,768   182,660   276,137   353,325         -         -         -         -
     6 years later       79,459    88,803   142,630   214,006   277,303         -         -         -         -         -
     7 years later       62,667    91,777   168,342   211,863         -         -         -         -         -         -
     8 years later       66,438   113,268   164,864         -         -         -         -         -         -         -
     9 years later       82,694   110,040         -         -         -         -         -         -         -         -
     10 years later      78,928         -         -         -         -         -         -         -         -         -

Cumulative redundancy
    (deficiency)         13,456    10,056    (3,601)  (26,789)  (60,817)  (90,123) (135,485) (160,216) (194,065)  (88,861)

                          1989     1990     1991     1992    1993     1994     1995     1996      1997       1998      1999
                        ------------------------------------------------------------------------------------------------------
                                                               (amounts in thousands)
Cumulative amount of
  liability paid through
  December 31:
     1 year later        16,823    8,129   41,486   38,300   56,986   80,507  102,160  147,013   216,534    219,505
     2 years later       13,230   35,864   62,175   74,113  113,471  148,513  195,052  274,307   368,106         -
     3 years later       32,987   45,973   80,888  112,017  154,548  204,252  263,107  347,987         -         -
     4 years later       39,166   58,043  104,672  139,333  188,495  233,254  296,732        -         -         -
     5 years later       50,406   74,659  122,863  161,417  198,801  259,847        -        -         -         -
     6 years later       61,276   86,405  137,059  163,429  214,921        -        -        -         -         -
     7 years later       67,429   93,835  133,519  173,112        -        -        -        -         -         -
     8 years later       71,769   89,686  138,999        -        -        -        -        -         -         -
     9 years later       64,145   92,621        -        -        -        -        -        -         -         -
     10 years later      66,627        -        -        -        -        -        -        -         -         -
Net reserve--December 31                                   $216,486 $263,202 $294,393 $373,606  $483,539  $ 632,850  $ 828,923
Reinsurance                                                  57,549   49,435   73,043  165,467   283,727    439,545    465,622
                                                           -------------------------------------------------------------------
Gross reserve                                              $274,035 $312,637 $367,436 $539,073  $767,266 $1,072,395 $1,294,545
                                                           ===================================================================

The loss and LAE reserves of Frontier Pacific, United Capitol, Lyndon Property, Lyndon Southern, Western and Regency as reported on a SAP basis are identical with those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of intercompany transactions. Frontier's loss and LAE reserves in their 1999 Annual Statement are reported net of a $53 million discount on its medical malpractice reserves.

The adverse development in reserves for unpaid losses and LAE during 1999, 1998 and 1997 for all prior accident years and the related cumulative deficiencies for calendar years 1991 through 1998 were primarily attributable to unfavorable experience in the individual physician medical malpractice business and, to a lesser extent for 1999 and 1998, unfavorable experience in the general liability lines. During 1999, 1998 and 1997, the Company increased reserves relating to prior years by approximately $89 million, $135 million and $13 million, respectively. Reserve decreases totaling $32 million during 1996 and 1995 resulted from the recognition of subrogation recoverable arising from medical malpractice claims filed by certain physicians employed by the State University of New York ("SUNY"). During 1999, the SUNY subrogation recoverable was reduced by approximately $15.5 million as a result of an unfavorable court ruling. (See Note H of the Notes to the Consolidated Financial Statements).

INVESTMENTS

The Company's investment portfolio is managed in a conservative manner as evidenced by the portfolio credit quality, diversification and liquidity. The Company's investment strategy is to maximize after-tax income while limiting investments primarily to investment grade securities with high liquidity characteristics.

The Company has established investment guidelines approved by the Board of Directors. In establishing such guidelines, consideration was given to projected surplus, estimated duration of liabilities, liquidity needs, projected tax status, expected rates of return on various asset classes, expected inflation, and correlation of returns among asset classes. The guidelines cover diversification of assets, credit quality, duration limits, and exposure to single issuers. In addition, all insurance subsidiaries must meet the applicable state regulatory requirements with respect to their investments.

The investment portfolio is divided into two major components. The majority of invested assets are maintained in the core portfolio which consists primarily of high quality investment grade fixed income securities and cash equivalents, principally U.S. Government and agency securities, corporate and municipal obligations, mortgage-backed and asset-backed securities and sinking fund preferred stock. At December 31, 1999, the core portfolio represented 87.3% of the total investment portfolio and had an average credit rating from Moody's of Aa1.

The other major component of the investment portfolio is an alternative investment portfolio which consists of asset classes other than investment grade fixed income securities and is designed to provide income and potential capital appreciation. Alternative investment portfolio asset classes include convertible bonds and convertible preferred stock, BB rated bonds, preferred stock, limited partnership interests, and common stock. At December 31, 1999, the alternative investment portfolio represented 12.7% of the total investment portfolio.

Most of the core portfolio is managed internally. Investment advisory firms are retained to manage asset classes, primarily in the alternative investment portfolio. Currently, the Company retains Asset Allocation and Management Company, General Re/New England Asset Management Company, Hartford Investment Management Company, and Wellington Management L.P. to manage portions of the investment portfolio within the investment strategy and guidelines established by the Company.

The following table contains information concerning the Company's fixed maturity and equity investment portfolio, all of which were classified as available for sale at December 31, 1999:

                                                     FAIR       CARRYING    PERCENT
                                        COST (1)     VALUE        VALUE     OF TOTAL
                                     -------------------------------------------------
                                                 (dollar amounts in thousands)
Fixed maturity securities:
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies         $  137,407   $  132,960   $  132,960   10.7%
Obligations of states and
    political subdivisions               250,483      245,938      245,938   19.8
  Corporate securities                   431,801      413,965      413,965   33.4
  Mortgage-backed securities             378,257      368,792      368,792   29.7
                                     -------------------------------------------------
Total fixed maturity securities        1,197,948    1,161,655    1,161,655   93.6
Equity securities                         81,742       79,712       79,712    6.4
                                     -------------------------------------------------
  Total                               $1,279,690   $1,241,367   $1,241,367  100.0%
                                     =================================================

     (1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 1999:

                                                                FAIR           CARRYING          PERCENT
S&P/MOODY'S RATING                                              VALUE            VALUE           OF TOTAL
------------------------------------------------------------------------------------------------------------
                                                                     (dollar amounts in thousands)
AAA/Aaa (including U.S. Treasuries of $111,616)             $   626,682      $   626,682          54.0%
AA/Aa                                                           164,340          164,340          14.1
A/A                                                             238,047          238,047          20.5
BBB/Baa                                                         102,056          102,056           8.8
All other                                                        30,530           30,530           2.6
                                                          -------------------------------------------------
   Total                                                    $ 1,161,655      $ 1,161,655         100.0%
                                                          =================================================

The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 1999:

                                                 FAIR           CARRYING          PERCENT
MATURITY                                         VALUE            VALUE           OF TOTAL
---------------------------------------------------------------------------------------------
                                                      (dollar amounts in thousands)
Due in one year or less                      $    44,321      $    44,321             3.8%
Due after one year to five years                 273,113          273,113            23.5
Due after five years to ten years                224,652          224,652            19.3
Due after ten years                              250,777          250,777            21.6
Mortgage-backed securities                       368,792          368,792            31.8
                                            -------------------------------------------------
   Total                                     $ 1,161,655      $ 1,161,655           100.0%
                                            =================================================

The following table summarizes the Company's investment results for the five years ended December 31, 1999, calculated using the mean of total investments as of the first and last day of each calendar quarter:

                                              1999          1998          1997          1996          1995
                                            ------------------------------------------------------------------
                                                             (dollars amounts in thousands)
Total net investment income                   $80,735       $76,538       $60,344       $38,933       $30,055
Average annual pre-tax yield                   6.3%          6.6%          6.4%          6.4%          6.4%
Average annual after-tax yield                 4.5%          4.7%          4.6%          4.8%          4.9%
Effective federal income tax rate on
  total net investment income(1)              29.1%         28.6%         26.9%         24.8%         23.7%

   (1) Effective federal income tax rate does not reflect the effects of net operating losses or any related deferred tax valuation allowances. It is intended to show the benefit of investments in tax-exempt securities, based on a statutory tax rate of 35%.

REGULATION AND PREMIUM RATES

The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdictions in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders, rather than investors, and relates to matters such as, the standards of solvency which must be met and maintained; the licensing of insurance companies and their agents; the nature and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory basis, required to be filed with respect to the financial condition of insurance companies; establishment and maintenance of reserves for unearned premiums and losses; restrictions on dividends and other distributions; and requirements regarding numerous other matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters.")

Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be "excessive, inadequate or unfairly discriminatory." In general, the Company's insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis.

Subject to regulatory requirements, the Company's management determines the premium rates for its policies based on a variety of factors, including loss and LAE experience, inflation, taxes, and anticipated changes in the legal environment. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these estimates and the willingness of insurance regulators to approve changes in those rates which they control, and by such other matters as underwriting selectivity and expense control.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires, inter alia, disclosure of transactions between Frontier and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable, and that certain material transactions be specifically nondisapproved by the "Department". Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for, or in the operations of Frontier, must be approved by the Department. With respect to Frontier Pacific, United Capitol, Western and Regency, the laws of their states of domicile with respect to holding companies are similar to those of New York.

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

In addition, the NAIC has implemented "RBC" requirements for insurance companies. An insurance company that does not meet threshold RBC measurement standards could be exposed to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and regulatory control (i.e. rehabilitation or liquidation). (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters.")

These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. The impact of these regulatory efforts on the Company's operations cannot be quantified until enacted.

COMPETITION

Health Care Division

The business in this segment is highly competitive, principally in terms of price and extent of coverage. In New York State, there are three major competitors, as well as a number of other insurers, writing medical malpractice insurance for physicians. However, the Company benefits from the endorsement or approval of various medical associations, many of whose physician members are insured by the Company. Moreover, the Company's program, unlike those of its competitors, is limited to specified classes of physicians. Dental malpractice coverage in all jurisdictions is significantly more competitive than medical malpractice with respect to rates and terms of coverage. Although the Company's underwriting strategy is to underwrite specialty programs for niche markets, it nevertheless encounters competition from carriers engaged in insuring risks in the broader lines of business which encompass niche programs.

A number of the competitors in this segment have A.M. Best ratings less than A-. As such, recent ratings downgrades of the Company's insurance subsidiaries are not expected to have a significant impact on this segment's premium volume or results of operations.

Surety Division

There are approximately 200 active surety companies, each which underwrite in excess of $3 million in annual premiums. The Company, through this segment, is one of the top ten surety underwriters, as measured by premium volume, in the United States. This segment faces competition from the large national multi-line carriers as well as smaller, regional mono-line and multi-line companies. Underwriting terms, commissions and pricing are the primary competitive factors. This segment's premium volume and/or profitability may be adversely affected by the recent ratings downgrades by A.M. Best and S&P.

In addition, certain bonds, primarily subdivision, customs and miscellaneous guarantee bonds, may be required by the principal or obligee to be bonded by an insurance company with a United States Treasury Listing ("T-Listing") with the Surety Bond Branch of the United States Treasury (the "Treasury"). The Treasury establishes the maximum limit up to which an insurance company may write bonds that require a T-Listing. The ability to maintain a T-Listing is based upon an insurance company's financial strength which is evaluated on an annual basis by the Treasury. The T-Listing for Company's insurance subsidiaries is up for renewal on July 1, 2000. Given the weakened financial condition of the Frontier, it is likely that its current T-Listing may be reduced or possibly cancelled. The loss of the T-Listing by Frontier and any of the Company's insurance subsidiaries could have a materially adverse affect on the surety segment's operating results.

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

Recent ratings downgrades of the Company's insurance subsidiaries will likely have a significant impact on this segment's results in terms of lower premium volume and/or higher acquisition costs due to the need to utilize reinsurance arrangements with higher rated insurance companies for certain policyholders.

Specialty Programs Division

Although there are occasional signs of a hardening market, this segment is facing strong competition in many of its program lines due to the continued soft pricing in the property/casualty market. Size of accounts is a key factor contributing to the competitive pricing for this segment with most medium (approximately $25,000 or more in premiums) to large accounts being difficult to renew with moderate rate increases. The Company's strategy in retaining and attracting these accounts is to provide superior service, enhanced coverages, and risk management assistance, rather than attempting to compete on price alone, and to utilize specialized agents with national prominence in their respective product lines as producers.

Smaller accounts (less than $10,000 in premiums), which make up over half of the programs underwritten by this segment, tend to be less sensitive to price. By providing superior service and enhanced coverages, this segment has experienced strong premium growth with respect to such smaller accounts.

Recent downgrades of the Company's insurance subsidiaries are expected to have a moderate impact on this segment's results due to higher acquisition costs related to the utilization or reinsurance arrangements with higher rated insurance companies.

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

Coverages for property, product liability and ocean marine are highly competitive. The Company attempts to limit its underwriting risks through the utilization of manuscripted policy forms and endorsements, deductibles, self-insured retentions and individual risk account pricing.

The recent ratings downgrade is expected to have a significant negative impact on this segment since most of the competitors are large, nationally recognized, highly rated companies. Due to the quality of the competition and the longer-tailed nature of the business, agents in this segment generally require an A.M. Best rating of at least A-. As such, the Company expects not only a significant reduction in premium volume, but also higher acquisition costs due to extensive use of reinsurance arrangements with higher rated insurance companies.

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

This segment has a limited number of competitors with competition primarily related to service, financial strength and relationships. In the credit-related market, the number of competitors continues to decline due to consolidations. Effective January 20, 2000, the Company sold its ownership interest in Lyndon and Acceleration, the principal entities through which business is this segment is produced. In addition, in April 2000, the Company signed a letter of intent for the sale of Regency. (See Note S of the Notes of the Consolidated Financial Statements).

EMPLOYEES

The Company currently has approximately 1,240 full-time employees, nine of whom are executive management, and 51 part-time employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

ITEM 2. PROPERTIES

The Company owns several properties in Rock Hill, New York, consisting of a three-story office building in which its executive offices and the insurance operations of Frontier are located and three one-story buildings used for the corporate day care center, a facilities and maintenance building and a building used for off site storage. The Company also owns a two-story office building in Monticello, New York, a motel in Rock Hill and a hanger at a local airport. In addition, the Company has a five unit single story office complex in Charlotte, North Carolina, from which Regency conducts its operations.

The Company leases office space at 35 locations in 17 states at an aggregate monthly rental of approximately $411,700.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol FTR. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange, for each calendar quarter during the periods indicated, as adjusted to reflect stock dividends paid and stock splits:

                                                   HIGH              LOW
                                            ------------------------------------
1998:
   First quarter                                $ 25.11           $ 20.34
   Second quarter                                 25.39             20.73
   Third quarter                                  23.75             12.63
   Fourth quarter                                 18.50             11.63

1999:
   First quarter                                $ 15.25           $ 11.13
   Second quarter                                 17.19             11.13
   Third quarter                                  15.81              8.38
   Fourth quarter                                  9.13              2.50

2000:
   First quarter                                $  3.50           $  0.88
   Second quarter (through April 6, 2000)          1.13              0.88

On April 6, 2000, the Company had approximately 1,119 holders of record of its Common Stock, which did not include beneficial owners for shares registered in nominee or street name.

During 1999 and 1998 the Company declared three and four quarterly cash dividends of $.07 per share, respectively. On December 17, 1999, the Company announced that its Board of Director voted to suspend the Company's quarterly common stock dividend (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters" for restrictions on the payment of dividends by the Company's insurance subsidiaries).

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

Income Statement Data:

                                           1999         1998(3)       1997(2)      1996(1)        1995
                                       -------------------------------------------------------------------
                                             (dollar amounts in thousands, except per share data)
Revenues:
  Gross premiums written                $1,017,804     $833,158      $587,635     $402,799      $264,314
                                       ===================================================================
  Net premiums written                  $  674,801     $527,005      $389,016     $311,863      $220,757
                                       ===================================================================
  Net premiums earned                   $  570,928     $493,054      $366,844     $265,989      $196,220
  Net investment income                     77,622       73,528        56,122       37,226        30,035
  Net realized capital gains (losses)        3,113        3,010         4,222        1,707            20
  Net proceeds from Company owned
      life insurance policy                      -        4,400             -            -             -
                                       -------------------------------------------------------------------
  Total revenues                           651,663      573,992       427,188      304,922       226,275

Expenses:
  Losses and loss adjustment expenses      539,378      442,853       234,568      155,991       119,255
  Amortization of policy acquisition
    costs, underwriting and
    other expenses                         267,891      210,083       134,929       88,025        62,845
  Minority interest in income of
    subsidiary trust                        10,974       10,966        11,017        2,277             -
  Interest expense                           7,505          965           825        1,970           895
                                       -------------------------------------------------------------------
  Total expenses                           825,748      664,867       381,339      248,263       182,995
                                       -------------------------------------------------------------------

Income (loss) before income taxes         (174,085)     (90,875)       45,849       56,659        43,280
Income tax expense (benefit)                59,179      (40,833)       13,567       16,592        12,069
                                       -------------------------------------------------------------------
  Net income (loss)                     $ (233,264)    $(50,042)     $ 32,282     $ 40,067      $ 31,211
                                       ===================================================================

Net income (loss) per share-basic          $ (6.65)      $(1.34)       $  .94       $ 1.26        $  .99
                                       ===================================================================
Net income (loss) per share-diluted        $ (6.65)      $(1.34)       $  .92       $ 1.23        $  .98
                                       ===================================================================
Cash dividends declared per share          $   .21       $  .28        $  .28       $  .25        $  .24
                                       ===================================================================

Balance Sheet Data:

                                                                                DECEMBER 31
                                                 ------------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                 ------------------------------------------------------------------------
                                                            (dollar amounts in thousands, except per share data)
Total investments                                  $ 1,414,680     $ 1,459,312   $1,249,823    $ 838,320     $ 552,714
Total assets                                         2,635,537       2,553,777    2,009,666    1,259,227       777,616
Liabilities for gross unpaid losses and loss
  adjustment expenses                                1,313,310       1,092,282      780,044      539,073       367,436
Total liabilities                                    2,389,639       1,992,404    1,389,258      823,700       547,883
Guaranteed preferred beneficial interest in
  Company's convertible subordinated
  debentures                                           167,345         167,153      166,703      166,953             -
Total shareholders' equity                              78,553         394,220      453,705      268,574       229,733

--------------------------

Supplemental diluted earnings per share data (4):
   Realized capital gains--net of tax                  $   .06          $  .05      $   .06      $   .04       $    -
   Operating income (loss)                               (6.71)          (1.39)         .86         1.19          .98
                                                 -----------------------------------------------------------------------
   Net income (loss)                                   $ (6.65)         $(1.34)     $   .92      $  1.23       $  .98
                                                 =======================================================================

Book value per share                                   $  2.32          $10.70      $ 12.16      $  8.34       $ 7.29
                                                 =======================================================================

Statutory combined ratio                                 131.4%          133.2%       100.9%        90.9%         91.1%
GAAP combined ratio                                      141.4%          132.4%       100.8%        91.7%         92.8%
Ratio of earnings to combined fixed charges and
  preferred stock dividends                               (8.2)x          (6.3)x        4.7x        13.3x         39.1x

(1) In May and September 1996, the Company acquired United Capitol Holding and Regency, respectively.

(2) In June and December 1997, the Company acquired Lyndon and Western, respectively.

(3)  In January 1998, the Company acquired Acceleration.

(4) The presentation of realized capital gains--net of tax per share and operating income (loss) per share is not an alternative to GAAP as an indicator of the Company's performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table sets forth the Company's net premiums earned by reportable segment for the three years indicated and the dollar amount and percentage of change therein from year to year:

                                                                                   INCREASE (DECREASE)
                                                                      ------------------------------------------------
                                                                          1999 TO 1998             1998 TO 1997
                                                                      ------------------------------------------------
                                  1999         1998         1997         AMOUNT       %         AMOUNT          %
                               ---------------------------------------------------------------------------------------
                                                           (dollar amounts in thousands)
Health Care                    $ 160,207     $197,170    $ 167,447    $ (36,963)    (18.7)%    $ 29,723        17.8%
Surety                            96,410       73,790       64,788       22,620      30.7         9,002        13.9
Alternative Risk                  20,337       35,312       35,747      (14,975)    (42.4)         (435)       (1.2)
Specialty Programs               127,519       70,131       58,316       57,388      81.8        11,815        20.3
Environmental, Excess
  and Surplus Lines               71,502       54,517       34,459       16,985      31.2        20,058        58.2
Personal and Credit-Related       94,953      108,945       43,729      (13,992)    (12.8)       65,216       149.1
Premiums ceded under
  Zurich N.A. stop loss
  agreements                           -      (46,811)     (37,642)      46,811    (100.0)       (9,169)       24.4
                               ---------------------------------------------------------------------------------------
  Total                        $ 570,928    $ 493,054    $ 366,844     $ 77,874      15.8%    $ 126,210        34.4%
                               =======================================================================================

The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated:

                                                 1999          1998           1997
                                               --------------------------------------
Losses                                           64.2%         55.7%          45.0%
Loss adjustment expenses ("LAE")                 30.3          34.1           19.0
                                               --------------------------------------
Losses and LAE                                   94.5          89.8           64.0
Underwriting and other operating expenses        46.9          42.6           36.8
                                               --------------------------------------
GAAP Combined Ratio                             141.4%        132.4%         100.8%
                                               ======================================

CALENDAR YEAR 1999 COMPARED TO CALENDAR YEAR 1998

NET PREMIUMS EARNED

The $78 million or 15.8% increase in net premiums earned during 1999 compared to 1998 was primarily attributable to continued growth in certain core and new programs within the Surety, Specialty Programs and Environmental, Excess and Surplus Lines Divisions. The growth in these divisions was offset by planned decreases in unprofitable programs within the Health Care and Personal and Credit Related Divisions and, to a lesser extent, a decline in business in the Alternative Risk Division due to a discontinued earthquake program and competitive conditions in the excess workers' compensation market.

Net premiums earned for the Health Care Division decreased 19% from $197 million in 1998 to $160 million in 1999. Beginning in 1998, the Company began taking various actions to improve the results of its medical malpractice business. Such actions included exiting certain classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $23 million decrease in earned premiums in 1999 when compared to 1998. The remaining decrease of approximately $14 million in the Health Care Division was primarily attributable to lower retention of premiums under a new reinsurance contract and competitive pricing conditions in the health and human services sector of the market.

Net premiums earned for the Surety Division continued to grow in all programs due to geographic expansion and the acquisition of several bond agencies with a 31% increase from approximately $74 million in 1998 to $96 million in 1999. Growth in net premiums earned occurred primarily in the contract and license and permit bond programs, which programs showed increases of approximately $9 million and $5 million, respectively.

The Alternative Risk Division discontinued an earthquake program in 1998 which resulted in an approximate $4 million decrease in earned premium in 1999 when compared to 1998. The remaining decrease in net premiums earned of approximately $11 million was primarily attributable to more competitive market conditions in the excess workers' compensation sector.

The increase in net premiums earned for the Specialty Programs Division was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market since 1998. Most notably the company began a short term auto rental program in early 1999 that generated approximately $20 million in net premiums earned. A variety of smaller commercial auto related programs introduced in late 1998 generated an additional increase of $11 million of net premiums earned in 1999. In addition, a California workers' compensation program was introduced in 1999 which generated approximately $10 million of net premiums earned for the year. The remaining $16 million increase in net premiums earned was attributable to growth in a number of smaller programs including a summer camp program, an ice cream vendor program, a municipality program, and a New York mercantile program, none of which were individually significant.

The increase in net premiums earned for the Environmental Excess and Surplus Lines Division was primarily driven by growth in the California contractors' liability and environmental and pollution liability programs, which had increases of $10 million and $7 million, respectively, in 1999 compared to 1998.

The decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the discontinuance of certain nonstandard auto and collateral protection programs. This decrease amounting to approximately $32 million was partially offset by increases of $7 million for an extended warranty program and $8 million for a mobile homeowner program written through one managing general agent.

NET INVESTMENT INCOME

Net investment income before realized capital gains and losses increased 5.6% in 1999. The primary reason for the increase was a capital infusion of $60 million on December 31, 1998. This increase was partially offset by increased interest costs related to Zurich N.A., reinsurance agreements.

LOSS AND LOSS ADJUSTMENT EXPENSES

Loss and LAE as a percentage of net earned premiums increased from 89.8% in 1998 to 94.5% in 1999. The primary reason for such increase related to certain performance and payment bonds written in 1999 for three entertainment events that did not occur which resulted in losses of approximately 38.5 million. Additionally, during 1999 the Company incurred approximately $4 million of storm losses related for Hurricane Floyd. (See Note H of the Consolidated Financial Statements).

AMORTIZATION OF POLICY ACQUISITION COSTS

Amortization of policy acquisition costs represented 25.1% of net premiums earned during 1999 compared to 23.1% for 1998. This increase was due primarily to higher acquisition costs related to increased writings in the Surety and Environmental, Excess and Surplus Lines Divisions partially offset by the effects of lower acquisition costs due to direct writings through several purchased agencies in late 1998 and 1999. Also during 1999, the Company recognized approximately $2.2 million less of negative goodwill amortization related to the acquisition of Lyndon as compared to 1998 and incurred costs relative to the Clarendon cut-through and other reinsurance arrangements of approximately $6.1 million. Partially offsetting these increases were premium tax refunds claimed by the Company for years 1998 and prior totaling approximately $3.6 million.

UNDERWRITING AND OTHER EXPENSES

Underwriting and other expenses increased as a percentage of net premiums earned from 19.5% in 1998 to 21.9% in 1999 due to a variety of factors, including increased personnel count, an impairment charge related to intangible assets, a reallocation of certain corporate overhead expenses, an increase in the provision for doubtful accounts, and technological initiatives.

Since the second quarter of 1998, the Company increased its personnel count by approximately 260 employees, including several members of senior management and the formation of several underwriting units, resulting in increased salary expenses of approximately in 1999 $16 million.

The Company periodically evaluates the recoverability of its intangible assets. During 1999, the Company determined that the undiscounted cash flows related to Western and Regency were not sufficient to support the related goodwill. Accordingly, goodwill for Western and Regency of approximately $13.6 million and $1.5 million, respectively, was charged to operations during 1999.

During the third quarter of 1999, the Company recorded a $5.3 million adjustment resulting from a reallocation of certain corporate overhead and administrative expenses which were previously included in LAE allocated to the Company's underwriting departments. This reallocation was based on a recently completed time study performed in connection with the Company's third quarter reserve analysis and related claim study, which concluded that certain corporate and administrative personnel were not spending as much time adjusting losses as they previously had. When the allocations being used were updated, the result was a decrease in LAE and a corresponding increase in underwriting and other expenses.

Underwriting and other expenses include a provision for doubtful accounts during 1999 of approximately $3.8 million. In connection with the reorganization of the administrative structure of its premiums receivable area, the Company changed certain procedures utilized in the analysis of doubtful accounts and increased its aggressiveness in the collection and adjustment of delinquent premium balances. While the changes have resulted in improved cash flow for traditionally delinquent accounts, it also resulted in accelerating the identification, assessment and provision for outstanding balances deemed uncollectible.

During 1999, the Company incurred approximately $5.7 million in expenses in connection with several technological and e-commerce initiatives.

The overall increase in underwriting and operating expenses was partially offset by approximately $1.7 million due to the net impact of two recently adopted accounting standards (see Note B of the Notes to the Consolidated Financial Statements - Impact of Recently Issued Accounting Standards). Additionally, 1998 expenses were negatively impacted by a $10 million charge to cancel the aggregate excess stop loss agreement for the 1999 treaty year.

INTEREST EXPENSE

The increase in interest expense in 1999 over 1998 was due to increased amounts borrowed under the Deutsche Bank credit facility. During 1999, the Company borrowed an additional $50.8 million, under the credit facility which combined with the $92 million balance at December 31, 1998, resulted in significantly higher interest expense during 1999.

INCOME TAXES

During 1999, the Company established a valuation allowance related to its deferred tax asset of approximately $123.6 million. For additional disclosure regarding income taxes, see Note G of the Notes to the Consolidated Financial Statements).

CALENDAR YEAR 1998 COMPARED TO CALENDAR YEAR 1997

The 34% increase in net premiums earned during 1998 compared to 1997 was primarily attributable to the acquisition of several new subsidiaries, including the purchase of Lyndon in May 1997, Acceleration in January 1998, and Western Indemnity and Environmental Commercial Insurance Agency, Inc. ("ECI") in December 1997. In addition, business has increased in some of the Company's core programs in the Surety and Specialty Programs Divisions as a result of geographical expansion.

Net premiums earned for the Health Care Division increased 18% from $167 million in 1997 to $197 million in 1998. Psychiatry and counseling programs showed an increase of approximately $12 million in 1998 compared to 1997 mainly due to a new business relationship with the American Professional Agency which began in late 1997. In addition, the Company purchased Western Indemnity in December of 1997 which generated an increase in net premiums earned of $23 million. Net earned premiums for dental and daycare programs increased approximately $1 million and $11 million, respectively, as a result of geographic expansion. These increases were slightly offset by the Company's planned decrease in writings for less profitable classes, mainly physicians, including the sale of the Company's Florida physicians business in December of 1997.

Net premiums earned for the Surety Division continued to grow in most programs due to geographic expansion and the acquisition of several bond agencies with a 14% increase from $65 million in 1997 to $74 million in 1998. This growth occurred primarily in the custom bonds, subdivision bonds, license and permit, and landfill programs and was partially offset by a decline in contract bond business for small contractors amounting to approximately $4 million.

Net premiums earned for the Alternative Risk Division were relatively flat in 1998 compared to 1997. This was primarily due to the discontinuance of an earthquake program in 1998, which resulted in an approximate $2 million decrease in earned premium offset by modest growth in several smaller programs.

The increase in net premiums earned for the Specialty Programs Division was due to growth in many small programs. Our focus on a variety of small commercial auto related programs introduced in late 1998 generated approximately $2 million of earned premium during the year and the Company's investment in the Ward Agency resulted in an additional $2 million of earned premiums in 1998. Geographic expansion of the title agents program resulted in an additional $5 million in net premiums earned in 1998 over 1997. The remaining increase of approximately $3 million in earned premium is attributable to growth in a number of smaller programs such as a summer camp program and an artisan contractors program, none of which were individually significant.

The increase in net premiums earned for the Environmental, Excess and Surplus Lines Division was primarily attributable to growth in the environmental and pollution liability program. Net premiums earned for the program increased approximately $15 million from 1997 to 1998 due to the acquisition of the ECI Agency. In addition, the California contractors liability program showed an increase of $1 million from 1997 to 1998. The remaining increase was due to organic growth in existing programs.

The increase in net earned premium for the Personal and Credit Related Division was primarily attributable to the acquisition of Lyndon in May 1997 and Acceleration in January 1998, generating approximately $62 million in additional net premiums earned in 1998 when compared to 1997.

NET INVESTMENT INCOME

Net investment income before realized capital gains and losses increased 31% due principally to increased cash flow from operations and the contribution to net investment income from the acquisitions made in 1997, partially offset by the interest charge on funds held by the Company for the benefit of the reinsurer of the Company's aggregate excess of loss reinsurance contract.

LOSSES AND LOSS ADJUSTMENT EXPENSES

During the fourth quarter of 1998, the Company completed an in-depth analysis of its loss and LAE reserves. As a result, the Company increased its reserves for unpaid losses and LAE by approximately $155 million. The analysis indicated significant deficiencies in loss and LAE in the Company's medical malpractice, general liability and surety lines of business. The increase in the medical malpractice loss and LAE reserves was primarily due to poor results in business written for individual physicians in various is states, most notably Ohio, Illinois, Texas and Michigan. The increase in general liability and surety reserves was due to unfavorable development in LAE reserves. For additional disclosure regarding this reserve charge and loss and LAE reserves refer to Note H of the Notes to the Consolidated Financial Statements - Unpaid Loss and Loss Adjustment Expenses.

AMORTIZATION OF POLICY ACQUISITION COSTS

Amortization of policy acquisition costs as a percentage of net premiums earned increased from 20.6% in 1997 to 23.1% in 1998. This increase was due primarily to the acquisition of Acceleration, which for the 1998 year incurred approximately $9.1 million of policy acquisition costs. Also contributing to this increase was increased premium volume in the Surety Division where commission rates paid to agents tend to be higher.

UNDERWRITING AND OTHER EXPENSES

Underwriting and other expenses as a percentage of net premiums earned increased from 16.2% in 1997 to 19.5% in 1998. The increase is primarily due to a $10 million termination fee relative to the Company's aggregate excess stop loss agreement for the 1999 treaty year, an increase in the allowance for doubtful accounts of approximately $3.5 million and a restructuring charge of $0.3 million related to the closing of one of the Company's Health Care Division offices. Underwriting and other expenses were also higher in 1998 due to the move of the Surety Division to Nashville and costs incurred related to a start-up business unit within the Specialty Programs Division.

INTEREST EXPENSE

The increase in interest expense was due to increased amounts borrowed under the Deutsche Bank credit facility.

ASSET PORTFOLIO REVIEW

The Company invests primarily in fixed income securities with the objective of maximizing after-tax investment income and total investment returns within approved investment guidelines. The core investment portfolio contains fixed maturity securities which are rated investment grade. At December 31, 1999, the Company held investment grade rated securities with a carrying value of $1.13 billion, representing 97.4% of total fixed maturity investments. Fixed maturity investments with credit ratings below investment grade, which are maintained as part of the alternative investment portfolio, totaled $30.5 million at December 31, 1999 and represented the 2.6% balance of the total fixed maturity investments.

At December 31, 1999 and 1998, the Company's fixed maturity investments included mortgage-backed securities of $368.8 million and $391.3 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans that differ from typical fixed maturities. Securities that have an amortized cost greater than par value that are backed by mortgages that prepay faster than expected will incur a reduction in yield, while securities that have an amortized cost less than par value that are backed by mortgages that prepay faster than expected will generate an increase in yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayment risk and the repayment priority of the securities in the overall structure of a securitization.

The Company limits the extent of its credit risk by purchasing securities backed by stable collateral with enhanced priority in the securitization structure. The credit risk is minimized as the majority of the Company's mortgage-backed portfolio is guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities resulting in bonds with high investment grade ratings. The portfolio is actively managed to minimize the Company's exposure to prepayment and extension risk. As of December 31, 1999, the Company's asset and mortgage-backed holdings were rated Aa1 and Aaa, respectively, by Moody's.

The alternative investment portfolio includes investments in limited partnerships with carrying values of $43.1 million and $27.3 million at December 31, 1999 and 1998, respectively. The partnerships have varying investment strategies and these investments were made by the Company with the objective of long-term capital appreciation. The investments generally contain lock-up provisions which require the Company to hold the investments for a specified time horizon, thus limiting their liquidity.

The Company treats the partnership interests as available for sale and limits recognition of income and capital gains to that which is realized by the individual partnerships. At December 31, 1999, the partnership investments had an unrealized gain of $10.8 million. In addition, the Company had unfunded commitments to limited partnerships of $6.2 million to be funded over the next four years. All partnership investments are consistently reviewed and monitored by internal investment personnel.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a holding company that historically has funded its cash requirements through sales of its common stock and borrowings. The Company's insurance subsidiaries have not historically been a source of liquidity for the Company and are subject to dividend restrictions as described in Note Q of the Notes to the Consolidated Financial Statements. Currently, the only insurance subsidiary that can pay dividends to the Company without the prior approval of the insurance commissioner of its domicile is Regency. The maximum dividend that Regency can pay without such prior approval is approximately $0.3 million.

Cash flow needs at the holding company level primarily include corporate operating expenses and interest payments on outstanding debt for which funding is provided through management fees charged to the Company's subsidiaries and, until the end of 1999, the Company's revolving credit facility with a bank group consisting of five banks headed by Deutsche Bank AG, New York Branch ("Deutsche Bank"). Funds borrowed under the credit facility during 1999 amounted to approximately $50.8 million and were primarily used to purchase treasury stock and several small insurance agencies. As a result of the significant reserve charge during the third quarter of 1999, Deutsche Bank suspended any further loans to the Company under the facility until certain credit terms could be renegotiated. In January 2000, terms of the credit agreement were amended and the commitment under the facility was permanently reduced to $67.5 million and, pursuant to the terms of an amendment to the credit facility, the Company applied $75 million of the net proceeds from the sale of Lyndon (see Note S of the Notes to the Consolidated Financial Statements) to repay outstanding loans under the facility. In addition, the common stock of Frontier and Western and other ownership interests in certain noninsurance subsidiaries were pledged by the Company as collateral for amounts outstanding under the credit facility.

Under the revised terms of the credit facility, the Company is subject to certain financial and nonfinancial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity. At December 31, 1999, the Company violated certain covenants which were waived by the banks. In addition, due to its significantly weakened financial condition and the expected negative impact on operations resulting from recent rating downgrades, the Company expects to violate certain revised covenants during 2000. The Company has received a waiver of these expected violations through April 30, 2000 and is currently negotiating revised covenants with the banks. Should the Company be unable to obtain waivers of such covenants and be in violation thereof, the banks could elect to accelerate repayment of the amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral.

The net proceeds of $144.5 million from a common stock offering in 1997, and $166.7 million from the sale of convertible trust originated preferred securities during 1996, provided the principal funding for the strategic acquisitions completed during 1998 and 1999 (see Note C of the Notes to the Consolidated Financial Statements).

The liquidity needs of the Company's insurance subsidiaries are generally met through cash provided by operating activities. However, during 1998 and in January of 2000, additional funds of approximately $62.6 million and $80 million were contributed to the Company's insurance subsidiaries in order to maintain certain minimum surplus levels after significant reserve charges in 1998 and 1999. The $62.6 million capital contribution was funded through the Company's credit facility and the $80 million capital contribution was funded by the net proceeds received from the sale of Lyndon.

The Company has authorized a stock repurchase program to purchase for up to 3 million shares of its common stock under which it repurchased 668,300 shares at a cost of $8.5 million during 1998 and 2,135,446 shares at a cost of $25.9 million in 1999. The Company has no commitment or obligation to purchase any particular number of shares and, given its current financial condition, has suspended the program indefinitely.

Due to the Company's current financial condition it is likely that traditional sources of financing such as the issuance of debt or equity securities may not be available. The Company is currently pursuing the sale of Regency, Western and its Surety Division operations, which, if completed, would provide sufficient funding for its liquidity and capital needs. However, the successful consummation of such sales cannot be assured. Additionally, any significant transactions involving the disposition of insurance subsidiaries or their assets would require the approval of insurance regulators and the Company's creditors.

RATING AGENCIES

Ratings assigned by nationally recognized agencies are major factors in the Company's ability to market the products of its insurance subsidiaries to its agents and customers since rating information is broadly disseminated and generally used throughout the industry.

All of the Company's insurance subsidiaries are currently rated B ("Fair") by A.M. Best Company, Inc. ("A.M. Best"), which has advised the Company that the Company's failure to sell additional assets to provide holding company liquidity and/or bolster the capital of Frontier, or a continuation of poor operating performance, may result in further downward ratings adjustments.

S&P has suspended its financial strength rating of BB+ ("Marginal") on all of the Company's insurance subsidiaries, which currently are not rated by S&P.

A.M. Best's and S&P's ratings are based on an analysis of financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell, or hold any security.

SOLVENCY AND SURPLUS MATTERS

In its ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile. The levels and ratios are as follows:

                                        RATIO OF TOTAL ADJUSTED CAPITAL TO
                                            AUTHORIZED CONTROL LEVEL RBC
   REGULATORY EVENT                           (LESS THAN OR EQUAL TO)
---------------------------           --------------------------------------
Company action level                                2*
Regulatory action level                             1.5
Authorized control level                            1
Mandatory control level                             0.7

*Or, 2.5 with negative trend.

At December 31, 1999, all of the Company's insurance subsidiaries, with the exception of Frontier, met the RBC requirements. Frontier, the Company's largest insurance subsidiary, is domiciled in New York State. The Department utilizes its own methodology for computing capital adequacy and does not follow the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 1999, Frontier was at the Authorized Control Level. The Authorized Control Level authorizes the commissioner of a state insurance department to take whatever regulatory actions it considers necessary to protect the best interest of the policyholders and creditors of an insurer, which could include placing Frontier under regulatory control (i.e., rehabilitation or liquidation). In addition, failure to meet capital requirements and other requirements which may be imposed by the insurance departments, or further unfavorable operating results in future periods, could expose Frontier to regulatory sanctions that may include restrictions on operations and growth and/or mandatory asset dispositions.

The Company has submitted a Corrective Action Plan to the superintendent of the Department and to many of the other state insurance departments in states for which Frontier writes business. It is uncertain what actions, if any, the insurance departments will take with respect to Frontier. While the Company expects to maintain or improve the current RBC ratio level of its insurance subsidiaries, it cannot predict all events that could cause this ratio to decrease to the point of increased oversight by the Department or by other departments of the states in which the Company's subsidiaries are domiciled.

In addition, state insurance statutes typically place restrictions on the maximum amount of dividends or other distributions that may be made by insurance companies to their shareholders without obtaining prior regulatory approval. Such restrictions are typically related to the insurance companies' statutory capital and surplus. (See Note Q of the Notes to the Consolidated Financial Statements.)

In 1998, the NAIC adopted codified SAP ("Codification"). Codification will change, to some extent, prescribed SAP and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification requires adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's insurance subsidiaries, their respective states of domicile must adopt Codification as the prescribed basis of accounting for domestic insurers to report their statutory-basis results to the insurance department. As of December 31, 1999, all of the states of domicile for the Company's insurance subsidiaries had adopted or indicated their intent to adopt Codification, in whole or in part, with an effective date of January 1, 2001. Management has not yet determined the impact of Codification on the statutory surplus of the Company's insurance subsidiaries.

The thrust of these regulatory efforts is to improve the solvency of insurance companies. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. The impact of these regulatory efforts on the Company's operations cannot be quantified until enacted.

ZURICH REINSURANCE (NORTH AMERICA) STOP LOSS AGREEMENTS

Effective January 1, 1995, the Company entered into a stop loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York for accident years 1995 through 1997. Under the agreement, Zurich N.A. provided reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all subject business. The loss and LAE ratio above which the reinsurance provides coverage was 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162.5 million in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the contract. (See Note I of the Notes to the Consolidated Financial Statements.)

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement included selected programs underwritten by United Capitol, Western, and selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997 reinsurance agreement. Under the terms of the new agreement, Zurich N.A. provided reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for the covered insurance programs. In addition there are line of business specific aggregate limits for medical malpractice and excess workers' compensation. As of December 31, 1998, the Company had exceeded these aggregates.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement for the 1999 accident year. (See Note I of the Notes to the Consolidated Financial Statements.)

LITIGATION WITH THE STATE OF NEW YORK

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions in the New York Court of Claims (the "Court of Claims") which were ultimately affirmed by the State's highest court, the Court of Appeals, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19 million on December 31, 1995 and $13 million on June 30, 1996.

In September 1998, the Company and the State reached an agreement with respect to the 83 cases currently being litigated in the Court of Claims pursuant to which the Company received $15 million.

In addition to the action in the Court of Claims, the Company was pursuing litigation in the New York Supreme Court (the "Supreme Court") that would require the State to defend SUNY faculty members. The Supreme Court litigation differed from the Court of Claims litigation, in that the Company was not attempting to recover funds spent on the settlement of claims. In 1997, the Company received an adverse determination on its action in the Supreme Court.

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. As a result, at December 31, 1999 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $1.5 million, reflecting an approximate $15.5 million reduction from the amount recorded at December 31, 1998.

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

IMPACT OF THE YEAR 2000

In prior filings, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its information technology ("IT") systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical IT systems and believes those systems successfully responded to the Year 2000 date change.

Costs incurred in connection with remediating the Company's systems, amounted to approximately $3 million, including approximately $1 million during 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The Company also conducted a comprehensive review of its underwriting guidelines and obtained regulatory approval from most jurisdictions to add an endorsement to commercial property and casualty policies to clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. This endorsement was added to the majority of commercial policies issued or renewed in 1999. Underwriting policy and protocol were developed to address nonapproving jurisdictions and business situations that cannot be endorsed. To date, Year 2000 claims reported to the Company have been minimal. For these reasons, the Company believes its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

ENVIRONMENTAL ISSUES

The Company, through its subsidiary United Capitol, in the ordinary course of business, writes insurance on accounts which have hazardous, unique or unusual risk characteristics. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion, except for policies specifically designed and underwritten to cover environmental exposures. In addition, United Capitol's product liability and other primary general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos, other than for the policies providing coverage to asbestos abatement contractors for third party claims alleging bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement area are excluded from coverage.

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

In June 1999, plaintiffs were granted permission to amend their complaint and to reopen discovery to take additional depositions and request additional documents. The additional depositions have been taken. In February 2000, the plaintiffs made an additional motion to amend their complaint wherein they seek to have the class period, which presently runs from February 10, 1994 through November 8, 1994, extended to November 15, 1999. The motion also seeks to add an additional plaintiff and defendant. Plaintiffs also seek to allege that increases in reserves taken by the Company in various reporting periods subsequent to November 1994 evidence an ongoing fraud. The Court has not ruled on this motion.

The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main objectives in managing the investment portfolios of the Company and its subsidiaries are to maximize after-tax investment income and total investment returns. Investment strategies are developed based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, projected tax status, general economic conditions, expected rates of inflation, and regulatory requirements. Investment decisions are managed based on investment guidelines approved by Company management.

The Company's investment portfolio is subject to market risk arising from the potential change in the value of the various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. The market risks which most effect the Company investment portfolios are interest rate risk and equity price risk.

Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. These potential changes in price are analyzed within the overall context of asset and liability management. Our actuaries estimate the payout pattern of its liabilities to determine their duration which is the present value of the weighted average payments expressed in years. Duration targets for the fixed income portfolios are established after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk to the Company. Analytical tools and monitoring systems are in place to evaluate interest rate risk.

Set forth below is Table 1 which details the material impact of hypothetical interest rate changes on the fair value of certain core fixed income segments held at December 31, 1999. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. Hypothetical parallel shifts in the yield curve of plus or minus 50 and 100 basis points (BP) were employed in the simulations. Additionally, based upon the yield curve shifts, estimates of prepayment speeds for the mortgage related products and likelihood of call or put options being exercised were employed in the simulations.

                  TABLE 1--SENSITIVITY ANALYSIS (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                   ASSET                        +100 BP     +50 BP        BASE          -50 BP      -100 BP
--------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agency           $  128,031  $  130,437   $  132,960    $  135,601   $  138,370
--------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       355,248     362,024      368,792       375,374      381,568
--------------------------------------------------------------------------------------------------------------
Municipal securities                             234,585     240,259      245,938       251,702      257,615
--------------------------------------------------------------------------------------------------------------
Corporate securities                             400,166     406,863      413,965       421,651      430,025
--------------------------------------------------------------------------------------------------------------
   Total                                      $1,118,030  $1,139,583   $1,161,655    $1,184,328   $1,207,578
--------------------------------------------------------------------------------------------------------------

Table 2 details the effect on fair value for a positive or negative 10% price change on the Company's common equity portfolio.

                             TABLE 2 (IN THOUSANDS)

-----------------------------------------------------------------------------------------
               ASSET                       +10%             BASE              -10%
-----------------------------------------------------------------------------------------
Common equity                             $87,683          $79,712           $71,741
-----------------------------------------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See List of Financial Statements and Financial Statement Schedules on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

                NAME            AGE                                   OFFICE
-------------------------------------------------------------------------------------------------------------
Jerry E. Goldress               69    Director and Chairman of the Board (Non-executive)
Harry W. Rhulen                 36    President, Chief Executive Officer and Director
Suzanne Rhulen Loughlin         39    Executive Vice President--Chief Administrative Officer
                                         and Director
Patrick W. Kenny                57    Executive Vice President--Chief Financial Officer and Treasurer
James W. Satterfield            51    Executive Vice President--E-Commerce
Joseph P. Loughlin              40    Executive Vice President--Chief Claims Officer and Secretary
Richard F. Seyffarth            52    Executive Vice President--Chief Investment Officer
Douglas C. Moat                 68    Executive Vice President--Mergers and Acquisitions and Director
Mark H. Mishler                 41    Executive Vice President and President of Frontier Insurance Company
Peter L. Rhulen                 61    Director
Lawrence B. O'Brien             59    Director
Ronald L. Bornhuetter           67    Director

Jerry E. Goldress was appointed Chairman of the Board (Non-executive) in February 2000. Mr. Goldress is Chairman of the Board and Chief Executive Officer of Grisanti, Galef and Goldress, Inc. ("GGG"), a company specializing in corporate turnarounds. Prior to joining GGG, Mr. Goldress held senior management positions with Raytheon, General Electric, and General Motors.

Harry W. Rhulen, a director of the Company since October 1997, was elected President, Chief Executive Officer and Director in January 1998 and Chairman of the Board in February 1998 following the illness and subsequent death of his father, Walter A. Rhulen, the former Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rhulen resigned his position as Chairman of the Board in February 2000. Mr. Rhulen has been an employee of the Company since June 1989, was elected a Vice President in June 1990, Executive Vice President in October 1996 and Chief Operating Officer in May 1997.

Suzanne Rhulen Loughlin was elected Executive Vice President--Chief Administrative Officer and Director in February 1998. Prior thereto, Ms. Loughlin was the managing attorney of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1992, and an employee of the Company since January 1991.

Patrick W. Kenny was elected Executive Vice President--Finance and Planning upon joining the Company in September 1998, and in February 2000, was elected Chief Financial Officer. From 1994 to 1998, Mr. Kenny was the Senior Vice President of Corporate Development for SS&C Technologies, Inc., the Chief Financial Officer of Aetna Life and Casualty from 1988 to 1994, and prior thereto had been a Senior Audit Partner of KPMG Peat Marwick, where he spent 21 years.

James W. Satterfield was elected Executive Vice President--Chief Operating Officer in 1998 and, in February 2000, was elected Executive Vice President of E-Commerce, having been President of United Capitol since 1996. Prior thereto, Mr. Satterfield held various executive officer positions in the insurance industry with URC Environmental Specialty Underwriters, The Home Insurance Company and Reliance Reinsurance.

Joseph P. Loughlin was elected Executive Vice President--Chief Claims Officer in February 1998 and has been the Corporate Secretary since 1993. Mr. Loughlin served as a member of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1990, and as the managing attorney for the Company's legal offices in Ft. Lauderdale and Orlando and a Vice President of Frontier responsible for medical malpractice claims since January 1997.

Richard E. Seyffarth was elected Executive Vice President--Chief Investment Officer in February 1998, having joined the Company in 1996. Prior thereto, Mr. Seyffarth served as Vice President of The Home Insurance Company for over seven years.

Douglas C. Moat has been a director of the Company since August 1991 and since February 1998, has served as Executive Vice President--Mergers and Acquisitions. Mr. Moat, a JD, CLU, and FLMI, has over 40 years experience in insurance and financial services sales and management, including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director--Financial Services Corporate Staff, ITT Corp.; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York State Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness.

Mark H. Mishler was elected an Executive Vice President and President of Frontier in February 2000, having served as Vice President--Chief Financial Officer of the Company since May 1997, Vice President--Finance and Treasurer since October 1996, Vice President and Controller of Frontier since 1995 and an employee of the Company since 1987. Mr. Mishler has more than 18 years experience in the insurance business.

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

Ronald L. Bornhuetter was appointed director in April 2000. Since 1987, Mr. Burnhuetter had been Chairman of the Board of NAC Re Corporation, where he was also Chief Executive Officer until 1998. He retired from NAC Re Corporation in July 1999, at which time the corporation merged with XL Capital Ltd., where he is currently a Director and member of the finance Committee. Prior to joining NAC Re, Mr. Burnhuetter was Chief Financial Officer of General Re Corporation. Mr. Bornhuetter is a Fellow of the Casualty Actuarial Society, a member of the American Academy of Actuaries and the International Actuarial Association. A former President of both the Casualty Actuarial Society and the American Academy of Actuaries, Mr. Bornhuetter is co-author of the "Borhuetter/Ferguson" loss reserve approach.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers during the year ended December 31, 1999 and the two preceding years.

                                         SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------
                                                                            LONG-TERM
          NAME AND                           ANNUAL COMPENSATION           COMPENSATION         ALL OTHER
         PRINCIPAL                           SALARY         BONUS             AWARDS           COMPENSATION
          POSITION              YEAR          ($)            ($)            OPTION (#)           ($) (1)
--------------------------------------------------------------------------------------------------------------
Harry W. Rhulen                 1999        $533,000      $  60,000            34,807(7)         $17,000
   President and Chief          1998         459,000        150,000         1,025,356(2)(5)       34,100
    Executive Officer           1997         188,000        150,000            15,400(4)          17,500

Douglas C. Moat                 1999         303,000         40,000            20,922(7)           8,000
   Executive Vice President     1998         250,000        100,000            30,644(2)(3)        5,000
                                1997               -              -                 -                  -

James W. Satterfield            1999         332,000         40,000           279,999(7)(6)       13,000
   Executive Vice President     1998         284,000        100,000            21,216(2)          21,400
                                1997         257,000         75,000             5,500(4)          19,500

Richard F. Seyffarth            1999         282,000         40,000           274,067(7)(6)       12,300
   Executive Vice President     1998         193,000        100,000            14,300(2)          14,400
                                1997         143,000         40,000             4,400(4)           9,500

Theodore J. Rupley              1999         271,000        100,000             1,711(7)          12,100
   Executive Vice President     1998               -              -                 -                  -
   (resigned February 2000)     1997               -              -                 -                  -

Walter A. Rhulen*               1999               -              -                 -                  -
   Former President, Chief      1998               -              -                 -                  -
   Executive Officer and        1997         519,000        200,000           275,000(8)          59,800
   Chairman of the Board

*Deceased January 31, 1998.

(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401(k) plan. In 1999, contribution for 401(k) plan only.

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

(6) 258,500 shares each exercisable at prices ranging from $14.12 to $35.31 through December 31, 2005.

(7) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing December 31, 2000, by Messrs. Rhulen, Moat, Satterfield, Seyffarth, and Rupley with respect to 34,807, 20,922, 21,499, 15,567 and 1,711 shares, respectively.

(8)  Exercisable through December 31, 2001 by the Estate of Walter A. Rhulen.

The following table sets forth certain information concerning options granted during 1999 to the individuals named in the Summary Compensation table:

                              OPTION GRANTS IN 1999

                           NUMBER OF      % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                          SECURITIES        OPTIONS                                      OF ASSUMED ANNUAL RATES OF
                          UNDERLYING        GRANTED        EXERCISE                       STOCK PRICE APPRECIATION
                            OPTIONS         TO ALL           PRICE       EXPIRATION           FOR OPTION TERM
         NAME             GRANTED (#)      EMPLOYEES       ($/SHARE)        DATE          5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------
Harry W. Rhulen              34,807            .85%         $3.44        12/31/2004       $ 33,057        $ 73,047

Douglas C. Moat              20,922            .51           3.44        12/31/2004         19,870          43,907

James W. Satterfield        258,500           6.29        14.12-35.31    12/31/2005              -               -
                             21,499            .52           3.44        12/31/2004         20,418          45,118

Richard F. Seyffarth        258,500           6.29        14.12-35.31    12/31/2005              -               -
                             15,567            .38           3.44        12/31/2004         14,784          32,669

Theodore J. Rupley            1,711            .04           3.44        12/31/2004          1,625           3,591

The following table presents the value of unexercised options held at December 31, 1999 by the individuals named in the Summary Compensation Table:

                               OPTIONS VALUE TABLE

                              NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                             OPTIONS AT YEAR-END (#)    MONEY OPTIONS AT YEAR-END
                                EXERCISABLE (E)/           ($)* EXERCISABLE (E)/
                                 UNEXERCISABLE                UNEXERCISABLE(U)
--------------------------------------------------------------------------------
Harry W. Rhulen                    1,012,590 (E) (1)               - (E)
                                      69,023 (U)                   - (U)

Douglas C. Moat                       21,961 (E)                   - (E)
                                      35,655 (U)                   - (U)

James W. Satterfield                 277,554 (E)                   - (E)
                                      40,161 (U)                   - (U)

Richard F. Seyffarth                 269,225 (E)                   - (E)
                                      30,142 (U)                   - (U)

Theodore J. Rupley                     - (E)                       - (E)
                                       1,711 (U)                   - (U)

* Values are calculated by subtracting the exercise price from the fair market value of the stock at year end.

(1) Includes 226,875 shares purchasable at $20.66 per share upon exercise of options granted to Mr. Walter A. Rhulen, and gifted to his son, Mr. Harry
     W. Rhulen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock at December 31, 1999 by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 34, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

                                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                            -------------------------------------------------------------
                                                                    ACQUIRABLE
                                               CURRENTLY            WITHIN 60            PERCENT OF
   NAME AND ADDRESS                              OWNED                 DAYS(1)          OUTSTANDING
---------------------------------------------------------------------------------------------------------
Harry W. Rhulen                                   210,658(3)        1,239,465(6)            4.3%
Peter L. Rhulen (2)                             1,305,173(4)            6,250               3.9
Lawrence E. O'Brien                                56,784              12,300               *
Douglas C. Moat                                    42,954              21,961               *
Suzanne R. Loughlin                               268,760(5)          498,653(6)            2.3
James W. Satterfield                               20,437             277,554               *
Richard F. Seyffarth                               14,316             269,225               *
Theodore J. Rupley                                      -                   -               *
Joan R. Farrow
   34 Benton Avenue
   Monticello, NY  12701                        1,809,249(9)                -               5.4
HAES Investment Limited Partnership
   c/o Judith Rhulen
   471 Starlight Road
   Monticello, NY  12701                        2,010,401(10)               -               5.9
West Highland Capital, Inc.
   300 Drake's Landing Rd., Suite 290
   Greenbrae, CA 94904                          2,000,000(7)                -               5.9
Dimensional Fund Advisors, Inc.
   1299 Ocean Avenue 11th Fl.
   Santa Monica, CA 90401                       2,010,457(8)                -               5.9
All directors and executive officers as
   a group (13 persons)                         2,365,644           2,616,691              14.7

* Less than 1%

(1) Reflects number of shares of Common Stock acquirable upon exercise of options.

(2)  Address is 195 Lake Louise Marie Road, Rock Hill, NY 12775-8000.

(3) Includes 8,883 and 1,159 shares owned by a daughter and son of Mr. Harry W. Rhulen, respectively, for whom he acts as custodian under the Uniform Gifts to Minors Act. Does not include 15,642 shares owned by Mr. Rhulen's wife, as to which Mr. Rhulen disclaims beneficial ownership.

(4) Does not include 26,432 shares and 22,810 shares owned, respectively, by Mr. Rhulen's spouse and The Eileen and Peter Rhulen Foundation, Inc., for which Mr. Rhulen acts as President. Mr. Rhulen disclaims beneficial ownership of such shares.

(5) Includes 49,544 shares owned by the children of Ms. Suzanne R. Loughlin, for whom she acts as custodian under the Uniform Gifts to Minors Act. Does not include 20,365 shares owned by Ms. Loughlin's husband, as to which Ms. Loughlin disclaims beneficial ownership.

(6) Includes 226,875 shares purchasable at $20.66 per share upon exercise of options granted to the late Mr. Walter A. Rhulen, his and her father, and gifted to each of them.

(7) Information is from Schedule 13G, dated December 10, 1999, filed by West Highland Capital, Inc., which reflects shared dispositive power with respect to 2,000,000 shares.

(8) Information is from Schedule 13G dated February 3, 2000, filed by Dimensional Fund Advisors, Inc., which reflects shared dispositive power with respect to 2,010,457 shares as of December 31, 1999.

(9) Information supplied by American Stock Transfer & Title Company, transfer agent of the Company's Common Stock.

(10) A limited partnership in which Judith Rhulen is a general partner and limited partners are Harry W. Rhulen, Anthony Rhulen, Erik Rhulen and Suzanne R. Loughlin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Metro Partners, Inc.

During 1998, the Company purchased 180 shares of Metro Partners, Inc. ("Metro Partners") for $600,000 representing a 30% interest in Metro Partners. Metro Partners was organized in 1998 and provides administrative services to insurance agents and brokers. Douglas C. Moat, an executive officer and director of the Company, and Peter L. Rhulen, a director of the Company organized Metro Partners and were principal shareholders (Mr. Rhulen with members of his immediate family and Mr. Moat through a corporation in which he is a principal shareholder) and directors of Metro Partners.

In April 1999, the Company purchased an additional 180 shares representing a 30% interest in Metro Partners common stock from Mr. Rhulen for $210,000. Accordingly, the Company's ownership interest in Metro Partners at December 31, 1999 was 60%. The Company also loaned Metro Partners an additional $1.4 million during 1999 with interest rates ranging from 8.75% to 9.25%, bringing the total loans outstanding to Metro Partners to $2.4 million, including accrued interest, at December 31, 1999. The Company also has an outstanding letter of credit of $250,000 issued to Metro Partners' landlord as collateral for its real estate.

In addition to its common stock ownership, at December 31, 1999, the Company owns $500,000 of Metro Partners preferred stock.

Prior to the Company's acquisition of its 60% controlling interest, the Company recorded a net investment loss of approximately $180,000. Subsequent to its acquisition, the accounts and operation of Metro Partners, after elimination of intercompany accounts and transactions, have been consolidated with the Company. The Company's share of Metro Partners' net loss from operations since acquisition of its 60% interest, amounts to approximately $795,000. In addition, during 1999 the Company also wrote-off approximately $1.3 million in goodwill relating to its investment in Metro Partners.

During the first quarter of 2000, the Company purchased Emmis Holdings, a holding company which owns 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership to 90%. Mr. Moat owned 27.5% of Emmis Holdings.

Director and Officer Loans and Guarantees

In June 1998, the Company guaranteed a loan of $1.25 million for Thomas J. Dietz ("Dietz"), an officer of the Company, which guaranty was outstanding at December 31, 1998 and secured by United States Treasury Notes (the "Notes") pledged as collateral. During 1999, the Company increased its guaranty to $2 million, the amount of the guaranty outstanding at December 31, 1999. Under a Security and Indemnity Agreement (the "Agreement") between the Company and Dietz executed in December 1999, Dietz granted the Company a security interest in his unpledged personal assets as security for the Company's guaranty. At December 31, 1999, the Company has established an allowance of $750,000 for its exposure to the Dietz guaranty.

In February 2000, after a principal repayment of $250,000 by Dietz to his creditor, the Company's guaranty was reduced to $1.75 million. In March 2000, the Company, in exchange for the extinguishment of its remaining guaranty, transferred $1.8 million in Notes pledged as collateral to a Dietz account maintained by the creditor free and clear of any interest to the Company. In exchange, Dietz transferred 97,338 personally owned shares of the Company's Common Stock with a market value of $200,000 to the Company. In connection with these transfers, Dietz executed an amendment to the Agreement under which he promised to pay an additional $250,000 in principal to the creditor during 2000 and $250,000 every year thereafter until the obligation is repaid. As such payments are made, the Notes will be returned to the Company.

In August 1998, the Company guaranteed a loan of $1 million and, in December 1998, guaranteed an additional $800,000 for Peter L. Rhulen ("Rhulen"), a director of the Company, which guarantees were outstanding at December 31, 1998 and secured by United States Treasury Notes (the "Treasuries"). During 1999, and prior to November 1999, the Company increased the guarantees for Rhulen to $12.5 million. In November 1999, the Company, in exchange for the extinguishment of one of its guarantees, transferred $4.5 million of the Treasuries to a Rhulen account maintained by Rhulen's creditor, free and clear of any interest to the Company. In exchange, Rhulen transferred 930,212 personally owned shares of the Company's Common Stock with a market value approximating the value of the transferred Treasuries to the Company. Under a Security and Indemnity
Agreement between the Company, Rhulen and his wife, the Company was granted a security interest in their unpledged personal assets as security for the Company's guaranty. After these transactions, approximately $8.6 million of guarantees remained outstanding at December 31, 1999.

During the first quarter of 2000, the Company purchased certain investments from Rhulen for approximately $7.6 million which represented approximately 95% of such investments estimated fair value. At the same time, Rhulen repaid his creditor approximately $8.2 million of his outstanding obligation. As such, at March 31, 2000, the Company's outstanding guarantees for Rhulen were reduced to $400,000.

Film Bond International ("FBI")

During 1998, the Company loaned an aggregate of $150,000 at a 6.5% interest rate to FBI, a company that Anthony Rhulen, the brother of Harry Rhulen and Suzanne Loughlin, subsequently joined as a principal and Chief Executive Officer. During 1999, the Company loaned FBI an additional $455,000 at a 6.5% interest rate and guaranteed a loan to FBI for $150,000. The loss of Frontier's A- rating from A.M. Best contributed to the inability of FBI to continue operating. As such, the Company has since forgiven the loans, and related accrued interest to FBI and has assumed full responsibility for the amount of the guaranty resulting in a charge of approximately $800,000 during 1999.

Officer Loan Program

In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution loans funds to the executive for such purchase, depending on the executive's level of responsibility at the Company. Borrowings under the credit facility are guaranteed by the Company and the shares purchased are pledged with the financial institution as collateral for the loan by the executive, who is responsible for its repayment and payment of the related interest. As part of the program, the Company grants the executives options on December 31 of each year to purchase an equivalent number of shares at the fair market value on such date as the executive purchased during the calendar year under the program. At December 31, 1999, 222,321 options were granted to participating executives as of that date with an exercise price of $3.44. At December 31, 1999, the total amount borrowed by executives and guaranteed by the Company was approximately $4,418,000 which exceeded the fair market value of the 335,653 shares of common stock pledged as collateral by $3,277,000. Also, at December 31, 1999 amounts due from executives for interest paid on their behalf related to the outstanding loans was approximately $254,000.

The Company's nine executive officers are participating in the program and on December 31, 1999, loans outstanding to them and guaranteed by the Company were as follows: Mr. Harry W. Rhulen, $450,000; Ms. Suzanne Rhulen Loughlin $200,000; Mr. Patrick W. Kenny, $300,000; Mr. James W. Satterfield, $270,000; Mr. Joseph
P. Loughlin, Esq., $175,000; Mr. Richard F. Seyffarth, $182,000; Mr. Douglas C. Moat, $250,000; and Mr. Mark H. Mishler, $200,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this Report.

     (1), (2) Financial Statements and Schedules.

     See List of Financial Statements and Financial Statement Schedules on page F-1.

     (3) The list of exhibits required to be filed with this Report is set forth in the Index to Exhibits herein.

(b) Reports on Form 8-K.

     Report on Form 8-K filed on February 4, 2000 for an event (the disposition of assets - sale of Lyndon Insurance Group, Inc. to Protective Life Insurance Company) which occurred January 20, 2000.

(c)  Exhibits.

     See Index to Exhibits

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c), and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

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

                        Form 10-K--Item 14(a)(1) and (2)

                Frontier Insurance Group, Inc. and Subsidiaries

         List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements and supplemental data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 1999 and 1998....................................................   F-3
Consolidated Statements of Operations and Comprehensive Income--Years Ended
   December 31, 1999, 1998 and 1997........................................................................   F-5
Consolidated Statements of Shareholders' Equity--Years Ended
   December 31, 1999, 1998 and 1997........................................................................   F-6
Consolidated Statements of Cash Flows--Years Ended
   December 31, 1999, 1998 and 1997........................................................................   F-7
Notes to the Consolidated Financial Statements.............................................................   F-8
Supplemental Data--Quarterly Results of Operations (Unaudited).............................................  F-48

The following consolidated financial statement schedules of Frontier Insurance
Group, Inc. and subsidiaries are included in Item 14(a):

Schedule II--Condensed Financial Information of Registrant.................................................  F-49
Schedule IV--Reinsurance...................................................................................  F-52
Schedule V--Valuation and Qualifying Accounts..............................................................  F-53
Schedule VI--Supplemental Information Concerning
   Property/Casualty Insurance Operations..................................................................  F-54

All other schedules for which provision is made in Article 7 of Regulation S-X are not required under the related instructions, are inapplicable, or required information is included in the consolidated financial statements, and therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Shareholders
Frontier Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A to the financial statements, the Company has incurred recurring operating losses, has weakened insurance operation capitalization and parent holding company liquidity, and is in noncompliance with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young

New York, New York
April 7, 2000

                 Frontier Insurance Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                          (dollar amounts in thousands)

                                                                                   DECEMBER 31
                                                                             1999               1998
                                                                      --------------------------------------
ASSETS
Investments:
   Fixed maturity securities, available for sale                         $  1,161,655       $  1,199,084
   Equity securities, available for sale                                       79,712             57,328
   Limited investment partnerships                                             43,085             27,291
   Equity investees                                                            16,968             16,930
   Real estate and mortgage loans                                               8,016              9,131
   Short-term investments                                                     105,244            149,548
                                                                      --------------------------------------
Total investments                                                           1,414,680          1,459,312

Cash                                                                           43,219             28,335
Premiums and agents' balances receivable, less allowances
   for doubtful accounts (1999--$9,864; 1998--$6,025)                         183,589            114,389
Reinsurance recoverables on:
   Paid losses and loss adjustment expenses                                    45,025             30,626
   Unpaid losses and loss adjustment expenses                                 473,633            448,424
Prepaid reinsurance premiums                                                  176,607            137,790
Accrued investment income                                                      16,848             16,517
Federal income taxes recoverable                                                  647             24,775
Deferred policy acquisition costs                                             129,746             96,597
Deferred federal income taxes                                                  10,565             46,434
Property, furniture, equipment and software                                    57,987             54,188
Intangible assets                                                              44,217             54,782
Other assets                                                                   38,774             41,608
                                                                      --------------------------------------
TOTAL ASSETS                                                             $  2,635,537       $  2,553,777
                                                                      ======================================


See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

              (dollar amounts in thousands, except per share data)

                                                                                   DECEMBER 31
                                                                             1999               1998
                                                                      --------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
   Unpaid losses                                                          $    982,123       $    831,839
   Unpaid loss adjustment expenses                                             331,187            260,443
   Unearned premiums                                                           649,736            507,046
                                                                      --------------------------------------
Total policy liabilities                                                     1,963,046          1,599,328

Funds withheld under reinsurance contracts                                     137,894            182,211
Bank debt                                                                      142,800             92,000
Reinsurance balances payable                                                    65,103             35,773
Cash dividend payable to shareholders                                                -              2,578
Other liabilities                                                               80,796             80,514
                                                                      --------------------------------------
TOTAL LIABILITIES                                                            2,389,639          1,992,404

Guaranteed preferred beneficial interest in Company's
   convertible subordinated debentures                                         167,345            167,153

Shareholders' equity:
   Preferred Stock, par value $.01 per share
     (shares authorized and unissued; 1,000,000)                                    -                  -
   Common Stock, par value $.01 per share
     (shares authorized: 150,000,000;
      shares issued: 1999--37,646,663; 1998--37,594,709)                           376                376
   Additional paid-in capital                                                  450,886            450,347
   Accumulated other comprehensive income (loss), net of tax                   (18,617)            26,635
   Retained deficit                                                           (314,431)           (73,833)
                                                                      --------------------------------------
                                                                               118,214            403,525
Treasury Stock--at cost (1999--3,830,570 shares;
   1998--766,912 shares)                                                       (39,661)            (9,305)
                                                                      --------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                      78,553            394,220
                                                                      --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  2,635,537       $  2,553,777
                                                                      ======================================



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

         Consolidated Statements of Operations and Comprehensive Income
              (dollar amounts in thousands, except per share data)

                                                                                    YEAR ENDED DECEMBER 31
                                                                           1999              1998             1997
                                                                     -----------------------------------------------------
REVENUES
Premiums earned                                                        $   570,928       $   493,054      $   366,844

Net investment income                                                       77,622            73,528           56,122
Net realized capital gains                                                   3,113             3,010            4,222
                                                                     -----------------------------------------------------
Total net investment income                                                 80,735            76,538           60,344
Net proceeds from company owned life insurance policy                            -             4,400                -
                                                                     -----------------------------------------------------
Total revenues                                                             651,663           573,992          427,188

EXPENSES
Losses                                                                     366,548           274,748          164,972
Loss adjustment expenses                                                   172,830           168,105           69,596
Amortization of policy acquisition costs                                   143,092           114,076           75,666
Underwriting and other expenses                                            124,799            96,007           59,263
Minority interest in income of consolidated subsidiary trust                10,974            10,966           11,017
Interest expense                                                             7,505               965              825
                                                                     -----------------------------------------------------
Total expenses                                                             825,748           664,867          381,339
                                                                     -----------------------------------------------------
Income (loss) before income taxes                                         (174,085)          (90,875)          45,849

Provision for income taxes:
   State                                                                     1,156               743            2,053
   Federal                                                                  58,023           (41,576)          11,514
                                                                     -----------------------------------------------------
Total income tax expense (benefit)                                          59,179           (40,833)          13,567
                                                                     -----------------------------------------------------
NET INCOME (LOSS)                                                         (233,264)          (50,042)          32,282
Other comprehensive income (loss), net of tax                              (45,252)            6,397           15,431
                                                                     =====================================================
TOTAL COMPREHENSIVE INCOME (LOSS)                                      $  (278,516)      $   (43,645)     $    47,713
                                                                     =====================================================
Earnings (loss) per common share:
   Basic                                                                  $ (6.65)           $(1.34)            $.94
                                                                     =====================================================
   Diluted                                                                $ (6.65)           $(1.34)            $.92
                                                                     =====================================================
Weighted average common shares outstanding (in thousands):
   Basic                                                                    35,068            37,293           34,195
   Diluted                                                                  35,068            37,293           42,845



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
              (dollar amounts in thousands, except per share data)

                                                                                   ACCUMULATED
                                                                      ADDITIONAL      OTHER       RETAINED                TOTAL
                                                              COMMON   PAID-IN    COMPREHENSIVE   EARNINGS  TREASURY  SHAREHOLDERS'
                                                              STOCK    CAPITAL    INCOME (LOSS   (DEFICIT)   STOCK       EQUITY
                                                            -----------------------------------------------------------------------
Balances at December 31, 1996                                  $294   $221,837     $  4,807     $ 42,424    $(788)     $268,574
   Net income                                                     -          -            -       32,282        -        32,282
   Stock options exercised                                        1      1,582            -            -        -         1,583
   Issuance of common stock related to public offering           45    144,482            -            -        -       144,527
   Change in net unrealized gains on investments (net
     of tax)                                                      -          -       15,431            -        -        15,431
   Cash dividends paid and accrued ($.275 per share)              -          -            -       (8,711)       -        (8,711)
   Reissuance of treasury stock                                   -         13            -            -        6            19
                                                            -----------------------------------------------------------------------
Balances at December 31, 1997                                   340    367,914       20,238       65,995     (782)      453,705
   Net loss                                                       -          -            -      (50,042)       -       (50,042)
   Stock options exercised                                        2      1,946            -            -        -         1,948
   Change in net unrealized gains on investments (net
     of tax)                                                      -          -        6,397            -        -         6,397
   Cash dividends paid and accrued ($.28 per share)               -          -            -       (9,965)       -        (9,965)
   Common stock dividend (10%)                                   34     79,787            -      (79,821)       -             -
   Net (purchase) reissuance of treasury stock                    -         12            -            -   (8,523)       (8,511)
   Tax benefit from disqualifying dispositions                    -        688            -            -        -           688
                                                            -----------------------------------------------------------------------
                                                            -----------------------------------------------------------------------
Balances at December 31, 1998                                   376    450,347       26,635      (73,833)  (9,305)      394,220
   Net loss                                                       -          -            -     (233,264)       -      (233,264)
   Issuance of common stock under employee stock purchase plan
      purchase plan                                               -        144            -            -        -           144
   Stock options exercised                                        -        246            -            -        -           246
   Issuance of common stock related to acquisition                -        102            -            -        -           102
   Change in net unrealized gains on investments (net
     of tax)                                                      -          -      (45,252)           -        -       (45,252)
   Cash dividends paid and accrued ($.21 per share)               -          -            -       (7,334)                (7,334)
Net (purchase) reissuance of treasury stock                       -         47            -            -   (30,356)      (30,309)
                                                            =======================================================================
Balances at December 31, 1999                                  $376   $450,886   $  (18,617)  $ (314,431) $(39,661)     $ 78,553
                                                            =======================================================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                      1999               1998                1997
                                                               ----------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 $  (233,264)       $   (50,042)        $    32,282
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Increase in policy liabilities                                   363,718            349,508             127,568
     Increase in reinsurance balances                                 (93,412)          (173,640)            (26,953)
     Increase in agents' balances and premiums receivable             (69,200)           (17,497)            (12,796)
     Increase in deferred policy acquisition costs                    (33,149)           (40,963)            (20,318)
     Increase in accrued investment income                               (331)            (1,314)                 (7)
     Deferred federal income tax expense (benefit)                     60,432            (23,714)              2,800
     Impairment of goodwill                                            15,034                  -                   -
     Depreciation and amortization                                     22,006             19,185               7,417
     Realized capital gains                                            (3,113)            (3,010)             (4,222)
     Other                                                             22,652             67,443             (10,627)
                                                               ----------------------------------------------------------
Net cash provided by operating activities                              51,373            125,956              95,144

INVESTING ACTIVITIES

Proceeds from sales of fixed maturity securities                      207,869            140,221             102,409
Proceeds from calls, paydowns and maturities of fixed
   maturity securities                                                124,288            163,161             108,768
Proceeds from sales of equity securities                               45,511             31,117              18,738
Proceeds from sale of equipment                                        11,943                  -                   -
Purchases of fixed maturity securities                               (369,528)          (387,952)           (285,634)
Purchases of equity securities                                        (65,288)           (59,876)            (21,396)
Purchases of wholly-owned subsidiaries, net of
   cash acquired                                                      (18,542)           (43,756)           (138,293)
Purchases of mortgage loans and real estate investments                (1,000)            (8,922)                  -
Short-term investments, net                                            44,304              9,001              26,673
Purchases of property, furniture, equipment and software              (22,411)           (11,110)            (14,673)
Purchases of limited investment partnerships                           (6,723)           (10,512)            (15,571)
Purchases of equity investees                                            (466)            (5,495)            (10,303)
Other                                                                   2,482               (978)                176
                                                               ----------------------------------------------------------
Net cash used in investing activities                                 (47,561)          (185,101)           (229,106)

FINANCING ACTIVITIES

Issuance costs related to convertible subordinate debentures
   debentures                                                             -                  -                  (455)
Proceeds from bank borrowings                                          50,800             92,000              62,000
Repayment of bank borrowings                                                -                  -             (62,000)
Issuance of common stock                                                  539              1,948             146,110
Cash dividends paid                                                    (9,911)            (9,761)             (8,240)
Reissue (purchase) of treasury stock, net                             (30,356)            (8,511)                 19
                                                               ----------------------------------------------------------
Net cash provided by financing activities                              11,072             75,676             137,434
                                                               ----------------------------------------------------------
Increase in cash                                                       14,884             16,531               3,472
Cash at beginning of year                                              28,335             11,804               8,332
                                                               ----------------------------------------------------------
Cash at end of year                                                  $ 43,219        $    28,335         $    11,804
                                                               ==========================================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

                 Notes to the Consolidated Financial Statements

                                December 31, 1999



NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

Organization

Frontier Insurance Group, Inc. (with its subsidiaries, the "Company"), is principally a specialty property and casualty insurer operating in all 50 states, the District of Columbia, Puerto Rico, Greece, Guam, and the Virgin Islands. The Company's reportable segments and related net premiums earned are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" of the Company's 1999 Form 10-K. Primarily all lines of business written by the Company are marketed through independent agents. Also, refer to "Business--Description of Business--Reportable Segments" of the Company's 1999 Form 10-K for additional disclosures regarding the Company's reportable segments.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. The consolidated financial statements include the accounts and operations of Frontier Insurance Group, Inc. and all subsidiaries in which the ownership interests exceeds 50%. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

For the years ended December 31, 1999 and 1998, the Company incurred net losses of $233,264,000 and $50,042,000, respectively. Shareholders' equity has decreased from $394,220,000 at December 31, 1998 to $78,553,000 at December 31, 1999. The Company's losses and weakened capitalization are the result of aggressive growth and significant under-pricing, predominantly in the medical malpractice line of business. In addition, the insurance subsidiaries' uncertainty with respect to continued adverse loss reserve development and their inability to pay dividends further weaken the parent holding company, which is highly leveraged and has liquidity issues with limited financial flexibility. As a result of the operating losses, the Company was in violation of certain loan covenants at December 31, 1999 and is expected to be in violation of revised covenants at March 31, 2000. The covenant violations have been waived through April 30, 2000 and the Company is currently in the process of establishing revised covenants with the banks.

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

GOING CONCERN

As discussed in Note Q, the Company's insurance subsidiaries are subject to certain RBC requirements as specified by the NAIC. Frontier, the Company's largest insurance subsidiary, is domiciled in New York State. The Department utilizes its own methodology for computing capital adequacy and does not follow the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 1999, Frontier was at the Authorized Control Level. The Authorized Control Level authorizes the commissioner of a state insurance department to take whatever regulatory actions it considers necessary to protect the best interest of the policyholders and creditors of an insurer, which could include placing Frontier under regulatory control (i.e., rehabilitation or liquidation). In addition, failure to meet capital requirements and other requirements which may be imposed by the insurance departments, or further unfavorable operating results in future periods, could expose Frontier to regulatory sanctions that may include restrictions on operations and growth and/or mandatory asset dispositions.

The Company has submitted a Corrective Action Plan to the superintendent of the Department and to many of the other state insurance departments in states for which Frontier writes business. It is uncertain what actions, if any, the insurance departments will take with respect to Frontier. While the Company expects to maintain or improve the current RBC ratio level of its insurance subsidiaries, it cannot predict all events that could cause this ratio to decrease to the point of increased oversight by the Department or by other departments of the states in which the Company's subsidiaries are domiciled.

In December 1999, the Company was downgraded by A.M. Best from A- (Excellent) to B++ (Very Good). In March 2000, the Company was further downgraded by A.M. Best to B (Fair). A.M. Best indicated that failure to execute additional asset sales or the continuation of poor operating performance could result in further downward rating adjustments. In March 2000, Standard & Poor's suspended its counterparty credit rating and financial strength rating on the Company. It is uncertain the impact these actions will have on the Company's operations.

The above conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including compliance with requirements of the Department. Management's plans to address these concerns include significant asset sales to provide parent holding company liquidity and/or bolster the capital of Frontier and expense reductions.

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

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments

Investments in fixed maturity and equity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in other comprehensive income, net of deferred federal income taxes. Fair values for fixed maturity and equity securities are based on quoted market prices, where available, or estimated using values obtained from independent pricing services. For mortgage-backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between the prepayments anticipated and actual prepayments received, the Company recalculates the effective yield to reflect the actual payments received and the anticipated future payments.

Limited investment partnerships and investments in entities in which the Company has a 20% to 50% interest or less than a 20% interest but has the ability to exercise significant control ("equity investees") are accounted for using the equity method.

Mortgage loans are reported at unpaid principal balances and investment real estate is reported at cost, net of accumulated depreciation.

Short-term investments are carried at cost, which approximates fair value.

Realized gains and losses from the sales or liquidation of investments are determined using the specific identification method. Changes in the fair value of investments are reflected as accumulated other comprehensive income in shareholders' equity, net of deferred federal income taxes.

Property, Furniture, Equipment and Software

Property, furniture, equipment and software are stated at cost, net of accumulated depreciation and amortization, computed on a straight-line basis over their estimated useful lives. During 1999, 1998 and 1997, depreciation expense related to property, furniture and equipment was $6,058,000, $3,896,000 and $3,297,000, respectively, and amortization expense related to software was $921,000, $806,000 and $666,000, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, furniture, equipment and software at December 31 are summarized as follows (dollar amounts in thousands):

                                                      1999            1998          ESTIMATED USEFUL LIVES
                                                   ------------   -------------   ----------------------------
Property and land                                    $  42,310      $  39,123     5 to 31.5 years
Furniture and equipment                                 32,595         30,591     5 to 7 years
Software                                                 8,154          4,243     3 years
                                                   ------------   -------------
Total, at cost                                          83,059         73,957
Accumulated depreciation and amortization              (25,072)       (19,769)
                                                   ============   =============
Total, net                                           $  57,987      $  54,188
                                                   ============   =============

In connection with the construction and expansion of its home office and the acquisition of its corporate jet and one other property, the Company entered into agreements with the Sullivan County Industrial Development Agency (the "IDA") in order to obtain certain state and local tax benefits. One of the requirements of these agreements is that legal title to the underlying assets reside with the IDA. However, at the Company's option, it may obtain the legal title from the IDA at any time for the payment of a nominal amount. Should the Company exercise its option, the underlying property would be returned to the tax rolls and the Company would be liable for the applicable state and local taxes from which it was previously exempt. Since the beneficial ownership of the underlying property resides with the Company, the underlying assets are included with property, furniture, equipment and software in the accompanying balance sheets.

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

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of a purchased company is stated at cost, net of impairment write-downs and accumulated amortization, computed on a straight-line basis over estimated useful lives ranging from five to fifteen years. Insurance renewal rights represent amounts paid to acquire the right to solicit and renew the underlying policies of certain books of insurance business and are stated at cost, net of accumulated amortization, computed on a straight-line basis over estimated useful lives ranging from two to seven years.

The actuarially determined net cash flows to be realized from insurance contracts in force at the date of acquisition is recorded as the present value of future profits ("PVFP") and, relative to the acquisition of Acceleration, was approximately $20,519,000. PVFP is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. The following summarizes the net balance of PVFP at December 31, 1999 and 1998 and activity for the year then ended (in thousands):

                                                   1999              1998
                                             ------------------------------------
Balance at beginning of year                    $   13,362        $    2,997
Current year acquisition                               801            20,519
Current year amortization                           (6,877)          (10,154)
                                             ====================================
Balance at end of year                          $    7,286        $   13,362
                                             ====================================

The Company periodically evaluates the recoverability of its intangible assets by determining whether the unamortized balance of the asset can be recovered through the undiscounted cash flows of the acquired company or, in the case of insurance renewal rights, through the appropriate operating segment writing such business. If, in management's judgment, the undiscounted cash flow is less than the carrying value of the asset, the carrying value is reduced to fair value, with a corresponding charge to current operations.

In accordance with this policy, the Company determined that the undiscounted cash flows related to Western and Regency were not sufficient to support the related goodwill. Accordingly, during 1999 goodwill for Western and Regency of approximately $13,600,000 and $1,500,000, respectively, was charged to operations and is included in underwriting and other expenses in the accompanying Consolidated Statements of Operations.

At December 31, 1999 and 1998, the related accumulated amortization on intangible assets (including PVFP) was $33,017,000 and $19,071,000, respectively. During 1999, 1998 and 1997, amortization expense relating to intangible assets (including PVFP) was $13,980,000, $14,301,000 and $2,744,000, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The liabilities for unpaid losses and LAE have been reduced by estimated salvage and subrogation recoverable but have not been reduced from their ultimate values by the effects of discounting estimated ultimate payments to their present value.

Reinsurance

Assumed and ceded reinsurance premiums, commissions, and unpaid losses are accounted for based principally on the reports received from the ceding insurance companies and in a manner consistent with the terms of the related reinsurance agreements. Liabilities for unpaid losses, LAE and unearned premiums are stated gross of ceded reinsurance recoverables. Deferred policy acquisition costs are stated net of the amounts of reinsurance ceded, as are premiums earned, losses and LAE incurred, and amortized policy acquisition costs.

Contingent Reinsurance Commissions

Contingent reinsurance commissions are accounted for in accordance with the terms of the applicable reinsurance agreement. All of the Company's current contracts that contain provisions for contingent commissions base such commissions on the profitability of the underlying policies, calculated using earned premiums. The profitability of the reinsured business is continually reviewed and as adjustments become necessary they are reflected in current operations. During 1999, 1998 and 1997, the Company recognized contingent reinsurance commission income of approximately $1,718,000, $455,000 and $792,000, respectively. Contingent reinsurance commissions are included in amortization of policy acquisition costs. However, related amounts due to/from reinsurers are reported as other assets or liabilities since the subject premiums have already been earned and, as such, there would be no unearned premiums or deferred acquisition costs at the time the contingent commissions are calculated.

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

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Short-term investments are not considered to be cash equivalents for the purpose of preparing the statements of cash flows.

Impact of Recently Issued Accounting Standards

Effective January 1, 1999, the Company adopted Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments ("SOP 97-3"). SOP 97-3 establishes standards for the recognition and measurement of liabilities for guaranty funds and certain other insurance related assessments. The cumulative effect of this change in accounting principle was not material to the Company's results of operations or financial condition as of, or for the quarter ended March 31, 1999. The effect of the SOP 97-3 was to increase the Company's net loss by approximately $612,000, or $.02 per share, for the year ended December 31, 1999.

Effective January 1, 1999 the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to decrease the Company's net loss by approximately $2,341,000, or $.07 per share, for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities subsequently amended by SFAS No. 137. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices, the Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a significant effect on results of operations, financial condition or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE C--ACQUISITIONS

During 1997, 1998 and 1999, the Company completed the following acquisitions, all of which were accounted for under the purchase method:

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

In December 1997, the Company, through its subsidiary, United Capitol Insurance Company ("United Capital"), purchased Environmental and Commercial Insurance Agency, Inc. ("ECI") for $4,500,000. The purchase price exceeded the fair value of the net assets acquired by $4,208,000. ECI is an underwriting manager of environmental errors and omissions and construction specialties and places the majority of its written business with United Capitol.

In January 1998, the Company, through Lyndon, purchased Acceleration Life Insurance Company, Dublin International Limited and Acceleration National Services Corporation (collectively, "Acceleration") from Acceleration National Insurance Company ("ANIC") for approximately $30,258,000. The purchase price exceeded the fair value of net assets acquired, which included approximately $20,500,000 in PVFP, by approximately $9,900,000. Acceleration underwrites credit life and credit accident and health insurance primarily through auto dealers. In conjunction with this transaction, the Company also purchased a book of warranty business for $10,300,000 and a separate reinsurance agreement was executed with ANIC, whereby ANIC transferred the unearned premiums and loss reserves and related assets to the Company as of January 1, 1998.

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

                 Frontier Insurance Group, Inc. and Subsidiaries

NOTE C--ACQUISITIONS (CONTINUED)

During 1999, the Company purchased additional small insurance agencies specializing in the sale of surety insurance and other insurance service related operations. The combined purchase price of these acquisitions was approximately $18,542,000 and consisted almost entirely of goodwill, which is being amortized over periods up to five years. The operations of these agencies are not material to the Company's consolidated financial statements.

The assets acquired, liabilities assumed and the related goodwill of the companies purchased in 1998 and 1997 are summarized as follows (in thousands):


                                                                ACCELERATION       OTHER         TOTAL
                                                               --------------------------------------------
1998
Purchase price                                                   $  40,558        $5,030        $  45,588

Assets acquired:
   Invested assets                                                  67,998             -           67,998
   Other assets                                                     67,798           313           68,111
                                                               --------------------------------------------
Total assets acquired                                              135,796           313          136,109
Liabilities assumed:
   Unpaid losses and LAE                                            13,625             -           13,625
   Other liabilities                                                91,538           237           91,775
                                                               --------------------------------------------
Total liabilities assumed                                          105,163           237          105,400
                                                               --------------------------------------------
Net assets acquired                                                 30,633            76           30,709
                                                               --------------------------------------------
Excess of purchase price over net assets acquired                $   9,925        $4,954        $  14,879
                                                               ============================================


                                                    LYNDON         WESTERN          ECI          TOTAL
                                                 ----------------------------------------------------------
1997
Purchase price                                     $  92,420     $  48,452        $4,500        $ 145,372

Assets acquired:

   Invested assets                                   205,677       101,597           445          307,719
   Other assets                                      183,517        42,811         1,728          228,056
                                                 ----------------------------------------------------------
Total assets acquired                                389,194       144,408         2,173          535,775
Liabilities assumed:
   Unpaid losses and LAE                              51,233        87,491             -          138,724
   Other liabilities                                 216,120        24,219         1,881          242,220
                                                 ----------------------------------------------------------
Total liabilities assumed                            267,353       111,710         1,881          380,944
                                                 ----------------------------------------------------------
Net assets acquired                                  121,841        32,698           292          154,831
                                                 ----------------------------------------------------------
Purchase price (under) over net assets acquired    $ (29,421)    $  15,754        $4,208        $  (9,459)
                                                 ==========================================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE C--ACQUISITIONS (CONTINUED)

The following summarizes the Company's pro forma unaudited results of operations for the year ended December 31, 1997, assuming the purchases of Lyndon, Western and ECI had been consummated as of January 1, 1997 (in thousands, except per share data):

                                                                              1997
                                                                        -----------------
                                                                          (unaudited)

Net premiums earned                                                        $  430,307
Net investment income (including net capital gains and losses)                 69,495
                                                                        -----------------
Total revenues                                                                499,802
Losses and LAE                                                                271,772
Amortization of policy acquisition costs                                      102,395
Underwriting and other expenses                                                66,495
Minority interest in income of consolidated subsidiary trust                   11,017
Interest expense                                                                3,187
                                                                        -----------------
Total expenses                                                                454,866
                                                                        -----------------
Income before income taxes                                                     44,936
Income tax expense                                                             11,689
                                                                        -----------------
Net income                                                                 $   33,247
                                                                        =================
Earnings per common share:
   Basic                                                                   $     .97
                                                                        =================
   Diluted                                                                 $     .95
                                                                        =================

The foregoing pro forma financial information has been prepared for informational purposes only. It includes certain adjustments for all years relating to investment income, interest expense and amortization of goodwill, policy acquisition costs and PVFP, together with the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations had the transactions been consummated on January 1, 1997.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE D--EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (amounts in thousands, except per share data):

                                                                    1999           1998           1997
                                                               ---------------------------------------------
NUMERATOR
Net income (loss)                                               $ (233,264)     $ (50,042)     $  32,282
                                                               =============================================
Numerator for basic earnings (loss) per share--income (loss)
   available to common shareholders                             $ (233,264)     $ (50,042)     $  32,282

Effect of dilutive securities:
   Minority interest in income of consolidated
     subsidiary trust                                                    -              -          7,027
                                                               ---------------------------------------------
Numerator for diluted earnings (loss) per share--income (loss)
   available to common shareholders after assumed
   conversions                                                  $ (233,264)     $ (50,042)      $  39,309
                                                               =============================================
DENOMINATOR
Denominator for basic earnings (loss) per share--
  weighted average shares                                           35,068         37,293         34,195

Effect of dilutive securities:
   Convertible Trust Originated Preferred Securities                     -              -          8,094
   Employee stock options                                                -              -            556
                                                               ---------------------------------------------
Dilutive potential common shares                                         -              -          8,650
                                                               ---------------------------------------------
Denominator for diluted earnings (loss) per
   share--adjusted weighted-average shares and
   assumed conversions                                              35,068         37,293         42,845
                                                               =============================================
Earnings (loss) per common share:
   Basic                                                        $    (6.65)     $   (1.34)     $     .94
                                                               =============================================
   Diluted                                                      $    (6.65)     $   (1.34)     $     .92
                                                               =============================================

The weighted average shares outstanding have been adjusted retroactively to reflect the effects of stock splits and stock dividends. For additional disclosures regarding the Convertible Trust Originated Preferred Securities and employee stock options, see Notes K and N, respectively.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE E--COMPREHENSIVE INCOME

The components of comprehensive income (loss) for each of the years ended December 31, are as follows (in thousands):

                                                                    1999            1998            1997
                                                               -----------------------------------------------
Net income (loss)                                               $  (233,264)       $(50,042)        $32,282

Other comprehensive income (loss):
   Net unrealized gains (losses)                                    (70,282)          9,965          23,740
   Deferred taxes related to net unrealized (gains) losses           25,030          (3,568)         (8,309)
                                                               -----------------------------------------------
Total other comprehensive income (loss)                             (45,252)          6,397          15,431
                                                               -----------------------------------------------
Total comprehensive income (loss)                               $  (278,516)       $(43,645)        $47,713
                                                               ===============================================

The reclassification adjustments for realized capital gains and losses previously included in accumulated other comprehensive income and related deferred tax expense was $8,846,000 and $3,096,000, respectively, for 1999 and $2,157,000 and $755,000, respectively, for 1998.

The components of accumulated other comprehensive income for each of the years ended December 31, are as follows (in thousands):

                                                                    1999            1998
                                                               --------------------------------
Net unrealized gains (losses)                                     $(29,182)      $  41,100
Deferred federal income taxes                                       10,565         (14,465)
                                                               --------------------------------
Total accumulated other comprehensive income                      $(18,617)      $  26,635
                                                               ================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE F--INVESTMENTS

The major categories of total net investment income are summarized as follows (in thousands):

                                                                    1999           1998           1997
                                                               ---------------------------------------------
Interest, dividends and equity in earnings:
   Fixed maturity securities                                     $  75,960      $  74,127      $   55,520
   Equity securities                                                 5,061          1,646             832
   Limited investment partnerships                                   1,621            838             637
   Equity investees                                                  1,571          1,805             179
   Short-term and other investments                                  6,565          6,652           8,433
Interest expense on funds held                                     (10,337)       (10,017)         (7,160)
                                                               ---------------------------------------------
   Investment income before expenses                                80,441         75,051          58,441
Less investment expenses                                             2,819          1,523           2,319
                                                               ---------------------------------------------
   Net investment income                                            77,622         73,528          56,122

Net realized capital gains (losses):
   Fixed maturity securities                                          (388)         3,958           2,495
   Equity securities                                                 6,503          3,009           1,727
   Other investments                                                (3,002)        (3,957)              -
                                                               ---------------------------------------------
Total net realized capital gains                                     3,113          3,010           4,222
                                                               ---------------------------------------------
Total net investment income                                      $  80,735      $  76,538      $   60,344
                                                               =============================================

Gross realized capital gains on sales of available-for-sale securities in 1999, 1998 and 1997 were $9,761,000, $7,947,000 and $4,552,000, respectively. Gross realized capital losses on sales of available-for-sale securities in 1999, 1998 and 1997 were $2,851,000, $1,643,000 and $1,126,000, respectively.

The change in net unrealized gains (losses) on fixed-maturity securities was $(69,438,000), $6,945,000 and $21,204,000 in 1999, 1998 and 1997, respectively;
the corresponding amounts for equity securities were $(9,385,000), $4,330,000 and $625,000.

At December 31, 1999, bonds and notes with an amortized cost of $60,529,000 were on deposit with various regulatory authorities to meet statutory requirements. Also, in connection with the Clarendon cut-through agreement, at December 31, 1999, the Company deposited $50 million into a trust account and provided a $35 million letter of credit as security for the Company's obligation under the agreement (see Note I--Reinsurance).

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE F--INVESTMENTS (CONTINUED)

Investments in available-for-sale securities are summarized as follows (in thousands):

                                                                             GROSS           GROSS
                                                                           UNREALIZED      UNREALIZED      FAIR
                                                              COST           GAINS           LOSSES       VALUE
                                                         ------------------------------------------------------------
   At December 31, 1999
   Fixed maturity securities:
      U.S. Treasury securities and obligations of
       U.S.government corporations and agencies             $  137,407       $   181        $  4,628     $  132,960
      Obligations of states and political subdivisions         250,483         1,532           6,077        245,938
      Corporate securities                                     431,801         2,671          20,507        413,965
      Mortgage-backed securities                               378,257           733          10,198        368,792
                                                         ------------------------------------------------------------
   Total fixed maturity securities                           1,197,948         5,117          41,410      1,161,655
   Equity securities                                            81,742         7,130           9,160         79,712
                                                         ------------------------------------------------------------
      Total                                                 $1,279,690       $12,247        $ 50,570     $1,241,367
                                                         ===============-============================================

   At December 31, 1998
   Fixed maturity securities:
      U.S. Treasury securities and obligations of
      U.S. government corporations and agencies             $   69,951     $   2,458        $     38     $   72,371
      Obligations of states and political subdivisions         330,276        12,128              60        342,344
      Corporate securities                                     381,053        15,220           3,182        393,091
      Mortgage-backed securities                               384,659         7,428             809        391,278
                                                         ------------------------------------------------------------
   Total fixed maturity securities                           1,165,939        37,234           4,089      1,199,084
   Equity securities                                            49,973         8,405           1,050         57,328
                                                         ------------------------------------------------------------
      Total                                                 $1,215,912     $  45,639        $  5,139     $1,256,412
                                                         ============================================================

At December 31, 1999, the amortized cost and fair value of fixed maturity securities, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED            FAIR
                                                            COST               VALUE
                                                      -----------------------------------
Due in one year or less                                 $     44,398      $     44,321
Due after one year to five years                             277,175           273,113
Due after five years to ten years                            235,328           224,652
Due after ten years                                          262,790           250,777
Mortgage-backed securities                                   378,257           368,792
                                                      ===================================
   Total                                                $  1,197,948      $  1,161,655
                                                      ===================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE F--INVESTMENTS (CONTINUED)

At December 31, 1999 and 1998, the cost of the Company's investments in limited partnerships was $32,266,000 and $25,888,000, respectively. At December 31, 1999, the Company had unfunded commitments to certain individual partnerships of $6,177,000 to be funded over the next four years.

At December 31, 1999 and 1998, the cost of the Company's investments in equity investees was approximately $18,098,000 and $17,154,000, respectively. At December 31, 1999, the Company's investments in equity investees included a 25% interest in American Country Holdings, Inc. ("American Country"). Carrying value of America Country at December 31, 1999 was approximately $9,600,000.

NOTE G--INCOME TAXES

The components of federal income tax (benefit) expense are as follows (in thousands):

                                                            1999              1998             1997
                                                      -----------------------------------------------------
Federal income tax (benefit) expense:
   Current                                               $  (2,409)         $(17,862)       $   8,714
   Deferred                                                 60,432           (23,714)           2,800
                                                      -----------------------------------------------------
Total federal income tax expense (benefit)               $  58,023          $(41,576)       $  11,514
                                                      =====================================================

A reconciliation of federal income tax, based on the prevailing corporate income tax rate of 35%, to the federal income tax expense (benefit) reflected in the accompanying financial statements is as follows (in thousands):

                                                            1999              1998             1997
                                                      -----------------------------------------------------
Tax rate applied to pre-tax (loss) income               $  (60,962)         $(31,806)         $16,047
Add (deduct) tax effect of:
   Valuation allowance for deferred tax assets             123,638                 -                -
   Tax-exempt interest income                               (4,806)           (4,709)          (3,770)
   Proceeds from COLI death benefits                             -            (1,750)               -
   Goodwill                                                  1,656               588              365
   Dividends received deduction                               (594)             (809)            (846)
   State income taxes                                         (404)             (260)            (718)
   Other                                                      (505)           (2,830)             436
                                                      -----------------------------------------------------
   Federal income tax expense (benefit)                 $   58,023          $(41,576)         $11,514
                                                      =====================================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE G--INCOME TAXES (CONTINUED)

Significant components of the Company's deferred federal income tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                    1999             1998
                                                                              ----------------------------------
Deferred federal income tax assets:
   Reserve discounting, including salvage and subrogation                        $   29,534        $   38,437
   Unearned premium reserve                                                          44,344            17,560
   Net operating loss carryforward                                                  115,726            34,703
   Alternative minimum tax credit                                                     1,397             1,450
   Net unrealized losses                                                             10,565                 -
   Allowance for doubtful accounts                                                    4,645             2,150
   Start-up costs                                                                     1,436                 -
   Goodwill                                                                           4,215                 -
   Other                                                                              2,655               225
                                                                              ----------------------------------
Total deferred federal income tax assets                                            214,517            94,525

Deferred federal income tax liabilities:

   Deferred policy acquisition costs                                                 75,396            25,405
   Goodwill                                                                               -             2,807
   Net unrealized gains                                                                   -            14,465
   Other                                                                              4,918             5,414
                                                                              ----------------------------------
Total deferred federal income tax liabilities                                        80,314            48,091
                                                                              ----------------------------------
Net deferred federal income tax asset before valuation allowance                    134,203            46,434
                                                                              ----------------------------------
Valuation allowance                                                                 123,638                 -
                                                                              ----------------------------------
Net deferred federal income tax asset after valuation allowance                  $   10,565        $   46,434
                                                                              ==================================

During 1999, the Company established a valuation allowance of approximately $123,638,000 related to its $134,203,000 net deferred tax asset. Based on the results of operations, management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future. The remaining deferred tax asset of approximately $10,565,000 relates to unrealized losses on investments and management believes it is more likely than not that the Company will be able to realize the related tax benefits in the future due to available tax planning strategies.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE G--INCOME TAXES (CONTINUED)

As of December 31, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $331,000,000, of which approximately $95,000,000 expires in 2018 and approximately $236,000,000 expires in 2019.

Federal income tax payments (refunds) amounted to $(26,593,000), $(1,401,000) and $13,928,000 in 1999, 1998 and 1997, respectively.

State income taxes represent the amount of current state income taxes incurred.

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The liabilities for unpaid losses and loss adjustment expenses ("LAE") are estimated by management utilizing methods and procedures which they believe are reasonable. These liabilities are necessarily subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although the liabilities for unpaid losses and LAE represent management's best estimate of the ultimate cost to settle the underlying claims, because of the extended period of time over which such losses are reported and settled, the subsequent development of these liabilities may not conform to the assumptions inherent in their determination. Accordingly, these liabilities may vary from the estimated amounts included in the accompanying financial statements. To the extent actual emerging loss experience varies from the assumptions used in the determination of these liabilities, they are adjusted to reflect actual experience. Such adjustments, to the extent they occur, are reported in the period recognized.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

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

The Company's property and casualty subsidiaries have exposure to insured losses caused by hurricanes, windstorms and similar catastrophic events, primarily in Florida and North Carolina, and has earthquake exposure limited to California. A continuous assessment of the catastrophic exposures is made to ensure that liabilities associated with the events can be minimized. During 1999, the Company incurred losses of approximately $4,000,000 due to catastrophe losses related to Hurricane Floyd. No significant losses were incurred during 1998 or 1997 as a result of similar catastrophic events.

During 1999, the Company issued performance and payment surety bonds covering obligations arising from three separate and unrelated one-time entertainment events scheduled to occur in the fourth quarter of 1999. None of the events occcured as planned and, as such, the obligees have made demands for payment under the surety bonds. The Company has denied payment for two of the bonds and is seeking declaratory relief. The Company believes it has valid defenses and has retained special legal counsel to vigorously contest the claims. During 1999, the Company has incurred approximately $38,500,000 in losses on these bonds.

The liabilities for unpaid losses and LAE as of December 31, 1999 and 1998, and the incurred losses and LAE for each of the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                            1999                               1998                      1997
                          ----------------------------------------------------------------------------------------
                                                 INCURRED                           INCURRED           INCURRED
                                                LOSSES AND                         LOSSES AND        LOSSES AND
                              RESERVES             LAE           RESERVES             LAE                LAE
                          ----------------------------------------------------------------------------------------
Property and casualty        $ 1,294,545        $ 525,058       $1,072,395          $431,915         $231,588
Credit life                       18,765           14,320           19,887            10,938            2,980
                          ----------------------------------------------------------------------------------------
Totals                       $ 1,313,310        $ 539,378       $1,092,282          $442,853         $234,568
                          ========================================================================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The following table sets forth a reconciliation of the beginning and ending property and casualty loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 1999 (in thousands):

                                                                        1999             1998              1997
                                                                  ----------------------------------------------------
   Net reserves for losses and LAE, beginning of year              $    632,850      $    483,539       $  373,606
   Total acquired reserves                                                    -                 -           76,023

   Incurred losses and LAE for claims relating to:
      Current year                                                      436,197           297,400          218,301
      Prior years                                                        88,861           134,515           13,287
                                                                  ----------------------------------------------------
   Total incurred losses and LAE                                        525,058           431,915          231,588

   Loss and LAE payments for claims relating to:
      Current year                                                      109,480            66,070           50,665
      Prior years                                                       219,505           216,534          147,013
                                                                  ----------------------------------------------------
   Total payments                                                       328,985           282,604          197,678
                                                                  ----------------------------------------------------
   Net reserves for losses and LAE, end of year                         828,923           632,850          483,539
   Total reinsurance recoverable on unpaid losses and LAE               465,622           439,545          283,727
                                                                  ----------------------------------------------------
   Gross reserves for losses and LAE, end of year                   $ 1,294,545      $  1,072,395       $  767,266
                                                                  ====================================================

Prior to 1995, the Company's principal market for medical malpractice business was New York State, a market in which insurance rates are generally set by the Department of Insurance and for which the Company had historically experienced favorable underwriting results. Coverage provided in New York was generally limited to individual physicians associated with specific medical associations, universities or teaching hospitals which provided the physician with medical malpractice insurance, thus limiting the Company's exposure to the physicians' part-time practices. Further contributing to the Company's historically favorable experience in New York was the effective utilization of in-house defense counsel experienced in New York medical malpractice litigation. However, beginning in 1995, the Company began to expand its medical malpractice writings in certain states with rate setting structures and legal environments much different than New York. At the same time, the Company also began offering coverages to individual physicians who were not associated with the aforementioned types of institutions, thus increasing the Company's exposure. The rates charged by the Company in these new markets, most notably for individual physicians located in Ohio, Illinois, Texas, and Michigan, ultimately proved to be insufficient to cover the risks assumed.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The approximate $13,300,000 increase in prior years' reserves in 1997 was primarily attributable to reserve strengthening of approximately $35,000,000 due to a deterioration in the results of the Company's medical malpractice line of business noted during its 1997 year-end actuarial analysis. The noted deterioration was identified primarily with claims-made policies issued to individual physicians prior to 1995 in the Company's new markets. The adverse development resulted from the actual experience in these new markets, especially with regards to the physicians' claims-made business, being worse than historical experience in the Company's traditional medical malpractice business. Offsetting the adverse development in the medical malpractice line was some favorable development in the general liability line of United Capitol. The favorable development in United Capitol's general liability line was mostly attributable to case reserves established in prior years for asbestos abatement contractors which proved redundant upon final settlement of the underlying claims.

During 1998, the Company's interim actuarial analyses indicated potential adverse development in the medical malpractice line of business. However, the results were subject to considerable uncertainty due to several conflicting trends related to the claim settlement process. These conflicting trends included an increasing ratio of closed claims to reported claims, an acceleration of indemnity and loss adjustment payments and an increase in average case reserve per open claim. The actuarial technique of estimating ultimate losses and LAE based on historical experience becomes more difficult, and the results more uncertain, when changes in claim settlement practices occur and create significant instability in loss and LAE development patterns. Other factors contributing to the uncertainties were the inclusion of Phen-Fen claims in the underlying loss data, changes in allocation methods for LAE, changes in the loss adjustment settlement practices (e.g., increased utilization of in-house counsel) and fluctuations in claim closing patterns due to various changes in claim department practices (e.g., settlement of larger claims more quickly with clear liability).

To address these uncertainties, the Company, with the assistance of its independent actuaries, expanded its detailed analysis of the adequacy of its loss and LAE reserves to include additional analysis of its business segregated by state and coverage and a study of its claim settlement practices. This study included a review of case reserve redundancies, large claim settlements and estimates of future legal medical malpractice expenses. In addition, the expanded analysis continued to refine the Company's statistical capabilities in the accumulation, stratification and analysis of loss experience.

The results of the expanded actuarial analysis, which was completed during the fourth quarter of 1998, provided the Company with greater insight as to the operating results of the medical malpractice line of business by state and the overall impact of the numerous changes in the claim department and related settlement practices. Specifically, the Company determined that case reserves were not as adequate as initially estimated and claim severity on older claims was higher than initially estimated. The results of this analysis were directly attributable to the differences in the business written in states other than New York for which the

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

historical experience available to, and used by, the Company to project the estimated ultimate losses proved to be insufficient for this purpose. Further contributing to the results noted in the expanded analysis was significant adverse development experienced during the third and fourth quarters of 1998. The results of the above indicated the need for a $155,000,000 reserve charge which the Company recorded during the fourth quarter of 1998 and was the primary reason for the net $134.5 million increase in prior years' reserve.

During the second quarter of 1999, the Company's reserve analysis indicated potential additional adverse development, principally in its medical malpractice and general liability lines of business. However, the indicated potential adverse development was accompanied by certain contradictory trends related to the Company's claim settlement processes, the effects of which could not be quantified at that time. The Company determined that additional analysis during the third quarter, beyond the customary analysis performed at interim periods, was required for the following reasons: the indicated adverse development was based on only six months of actual experience in 1999; the Company had just completed a very extensive actuarial analysis resulting in the $155,000,000 reserve charge in the fourth quarter of 1998; and other analyses included positive trends. Specifically, while the Company was experiencing a significant increase in savings on closed claims during 1999 it was also experiencing continued growth in its case reserves for prior year medical malpractice claims. Changes in trends such as these, along with the impact on the actuarial analysis from other changes in business mix and claim department practices, create significant challenges in the actuarial estimation process.

The Company expanded its customary interim reserve analysis during the third quarter, including an in-depth study of its claim department practices, to resolve and better understand the contradictory results and resulting uncertainty in reserve adequacy. The results of this in-depth study of claim department practices indicated that case reserves were not as adequate as initially estimated and that certain changes within the claim department were not having the effect of decreasing LAE as anticipated. Accordingly, as a result of the expanded reserve review and related claims study completed during the third quarter, the Company increased its loss and LAE reserves by approximately $136,000,000 at September 30, 1999. This increase related primarily to adverse loss and LAE development in the Company's medical malpractice, general liability, and commercial auto lines of business which amounted to approximately $81,000,000, $43,000,000, and $11,000,000, respectively.

During 1998 and early 1999, the Company initiated various actions to improve the profitability of its individual physician medical malpractice business, including exiting certain classes, terminating agents, reunderwriting its existing book of business, and implementing significant rate increases. While these actions have shown some success with regards to business written in 1999, the effects have emerged slower than anticipated, and prior years' medical malpractice loss and LAE reserves continued to display adverse development during 1999 with a substantial portion of the $81,000,000 increase in medical malpractice reserves being related to prior accident years.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Regarding the $43,000,000 increase in reserves for general liability, approximately $34,000,000 related to higher than expected costs in the adjustment of the underlying claims, $19,000,000 of which was associated with claims incurred prior to 1999. The higher than expected loss adjustment expenses were due to changes made by management to enhance the Company's claims settlement processes having a lesser impact than expected. The remaining $9,000,000 increase was due primarily to the effects of settling claims incurred in prior years for amounts that were more than expected.

The majority of the $11,000,000 increase in reserves for commercial auto during the third quarter related to the effects of higher than expected claim frequency on a short-term auto rental program introduced during the first quarter of 1999.

The $136,000,000 reserve charge during the third quarter was the primary reason for the approximate $88,900,000 increase in prior years' reserves on a year-to-date basis during 1999. The increases in the prior year reserves for medical malpractice, general liability and commercial auto during the third quarter were partially offset by approximately $10,000,000 and $7,000,000 in favorable development during the year related to Western's medical malpractice reserves and United Capitol's general liability reserves, respectively.

The $10,000,000 in favorable development in Western's medical malpractice reserves related to accident years prior to 1998 and was primarily due to Western's focus on non-traditional and less competitive markets. Western underwrites medical malpractice on an excess and surplus lines basis and for risk retention groups, which differs from traditional medical malpractice markets where significant competition contributed to less favorable underwriting results.

The approximate $7,000,000 reduction in general liability reserves during the year was primarily related to general liabilitiy coverages for asbestos abatement contractors for accident years prior to 1998. This reduction reflects the effects of reported claims for those years being significantly less than expected.

Finally, during the fourth quarter of 1999, the Company continued to refine its actuarial reserving techniques with regards to estimating unallocated loss adjustment expenses ("ULAE"). This resulted in a decrease of approximately $10,000,000 in ULAE reserves for prior years with a corresponding increase of approximately the same amount for 1999.

Litigation with the State of New York

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE H--UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions in the New York Court of Claims (the "Court of Claims") which were ultimately affirmed by the State's highest court, the Court of Appeals, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19,000,000 on December 31, 1995 and $13,000,000 on June 30, 1996.

In September 1998, the Company and the State reached an agreement with respect to the 83 cases currently being litigated in the Court of Claims pursuant to which the Company received $15,000,000.

In addition to the action in the Court of Claims, the Company was pursuing litigation in the New York Supreme Court (the "Supreme Court") that would require the State to defend SUNY faculty members. The Supreme Court litigation differed from the Court of Claims litigation in that the Company was not attempting to recover funds spent on the settlement of claims. In 1997, the Company received an adverse determination on its action in the Supreme Court.

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. As a result, at December 31, 1999 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was reduced by approximately $1,500,000 reflecting an approximate $15,500,000 reduction from the amount recorded at December 31, 1998. This reduction is included in the net $88,900,000 increase in prior years' reserves in 1999.

NOTE I--REINSURANCE

The Company's insurance subsidiaries assume and cede reinsurance with other companies and are members of various pools and associations. A large portion of the reinsurance is effected under contracts known as treaties and, in some instances, negotiated on an individual risk basis, also known as facultative reinsurance. These contracts consist of excess of loss and catastrophe contracts which protect against losses over stipulated amounts arising from any one occurrence or event.

Effective January 1, 1995, the Company entered into a three year stop loss reinsurance agreement with Zurich N.A. Under the agreement, Zurich N.A. provided reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for specified classes of business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995 through 1997,

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE I--REINSURANCE (CONTINUED)

respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,500,000 in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the agreement.

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement included selected programs underwritten by United Capitol, Western, and additional selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997 reinsurance agreement. Under the terms of the new agreement, Zurich N.A. provided reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for covered insurance programs.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement as it relates to the 1999 accident year. As consideration, the Company agreed to pay Zurich N.A. a $10,000,000 termination fee, limit the aggregate treaty maximum to $85,000,000, and modify the terms to limit the period of claim cession to December 31, 1998. Accordingly, the Company will account for any future claim cessions under the treaty after December 31, 1998, retrospectively. Under the terms of the cancellation agreement, the additional premium provision of the contract was amended. Under the revised provision, if the Company's net retained loss and LAE ratio exceeds 73.5%, the Company would be required to pay Zurich N.A. an additional premium equal to 33.3% of the difference between the actual net loss and LAE ratio and 69.4%. This would result in a minimum additional premium of approximately $3,200,000 due Zurich N.A. in the event of any adverse loss and LAE development in covered lines, other than medical malpractice. No additional premium was incurred during 1999.

Policyholders and prospective policyholders of the Company may require their risks be insured by an insurance company rated "A-" or higher by A.M. Best. In response to A.M. Best's downgrade of the Company, during 1999, the Company entered into "cut-through" reinsurance agreements effective December 1, 1999 with "A" rated insurance companies, Clarendon Insurance Group ("Clarendon") and, for surety business, NAC Reinsurance Corporation ("NAC Re"). This cut-through arrangement effectively provides coverage to the Company's insureds in that Clarendon or NAC Re will pay claims in the event of the Company's insolvency.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE I--REINSURANCE (CONTINUED)

As compensation for the cut-through contracts, Clarendon and NAC Re receive fees equal to 5% and 2.5%, respectively, of the direct premium associated with the covered policies. At December 31, 1999, approximately $3,500,000 of fees were incurred and included in underwriting and other expenses in connection with these agreements.

Also in connection with the Clarendon cut-through agreement, at December 31, 1999 the Company had deposited $50 million into a trust account and provided a $35 million letter of credit as security for the Company's obligations under the agreement. The Company's secured obligations to Clarendon include claims expenses incurred by Clarendon and any unpaid fees and commissions. Under the terms of the trust agreement, the Company must deposit additional assets to the trust account as needed to ensure its obligations to Clarendon are fully secured.

Although reinsurance companies are liable to the Company for amounts reinsured, the Company remains liable to its insureds for the full amount of the policies written whether or not the reinsurance companies meet their obligations. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk from similar geographic regions, activities or economic characteristics of the reinsurers. At December 31, 1999, the Company had outstanding gross reinsurance recoverables of $186,421,000 from its largest reinsurer, Zurich N.A.; however, under the terms of the reinsurance arrangements, the Company is withholding $98,077,000 of funds due Zurich N.A.. Accordingly, the net outstanding recoverable from Zurich N.A. is $88,344,000. Of the remaining net reinsurance recoverables balance, approximately 31% is due from three reinsurers; one rated A++ (Superior), and two rated A+ (Superior) by A.M. Best Company, Inc.

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                       1999                        1998                        1997
                            ------------------------------------------------------------------------------------
                               WRITTEN       EARNED        WRITTEN       EARNED        WRITTEN       EARNED
                            ------------------------------------------------------------------------------------
Direct                        $ 950,787     $ 837,294      $784,629      $735,407      $566,496      $532,248
Assumed                          67,017        40,508        48,529        46,859        21,139        29,353
Ceded                          (343,003)     (306,874)     (306,153)     (289,212)     (198,619)     (194,757)
                            ------------------------------------------------------------------------------------
Net premiums                  $ 674,801     $ 570,928      $527,005      $493,054      $389,016      $366,844
                            ====================================================================================

The effect of reinsurance ceded reduced incurred losses and LAE as follows (in thousands):

                                                   1999              1998              1997
                                             -----------------------------------------------------
Incurred losses                                 $207,499          $247,593          $118,489
Incurred LAE                                      24,469            44,156            17,739

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE J--CREDIT FACILITY

In June 1997, the Company entered into a five year, $100,000,000 revolving loan credit facility with a group of five banks, the head of which is Deutsche Bank AG, New York Branch ("Deutsche Bank"). Subsequent amendments entered into during 1998 and 1999 increased the credit facility to $175,000,000 and extended its maturity to June 2003. Under the terms of the agreement, the Company is subject to certain financial and nonfinancial covenants. Amounts borrowed under the facility are subject to LIBOR-based interest rates that ranged from 5.8625% to 6.6125% for the $142,800,000 principal amount outstanding at December 31, 1999. In addition, the Company pays a quarterly commitment fee at a an annual rate of
 .125% of the unused balance, which is being expensed as incurred.

Under the provisions of the credit facility, the Company is required to maintain minimum debt-to-equity, interest coverage and net written premiums-to-statutory surplus ratios. At December 31, 1999, the Company violated certain covenants which were waived by the banks. In addition, due to its significantly weakened financial condition and the expected negative impact on operations resulting from recent rating downgrades, the Company expects to violate certain revised convenants during 2000. The Company has received a waiver of these expected violations through April 30, 2000 and is currently negotiating revised convenants with the banks. Should the Company be unable to obtain waivers of such convenants and be in violation thereof, the banks could elect to accelerate repayment of the amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral.

In addition, the Company and Deutsche Bank also signed a pledge agreement whereby the Company collateralized the credit facility by providing a first priority security interest in the capital stock of Frontier, Western and its ownership interests in certain noninsurance subsidiaries.

The Company is currently evaluating several capital raising alternatives, including the sale of Regency, Western and the Surety Division operations in order to improve its cash position and further reduce its obligation under the credit facility (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

Additionally, the total commitment under the credit facility was reduced to $67,500,000 and the maturity date was changed to December 31, 2002. The Company, under terms of the amendment, repaid $75,000,000 of the outstanding line of credit from the net proceeds of the sale of Lyndon (See Note S--Subsequent Events).

During 1999, 1998 and 1997, the Company paid interest of $7,308,000, $699,000 and $825,000, respectively.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE K--GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S CONVERTIBLE
              SUBORDINATED DEBENTURES

In October 1996, the Company completed a $172,500,000 offering of 3,450,000 shares of 6 1/4% Convertible Trust Originated Preferred Securities ("TOPrS") through its wholly-owned consolidated subsidiary, Frontier Financing Trust, a statutory business trust formed by the Company for the sole purpose of issuing the TOPrS and investing the proceeds thereof in an equivalent amount of 6 1/4% Convertible Subordinated Debentures (the "Debentures") of the Company which mature on October 16, 2026. Under the terms of the offering, the Company is subject to certain financial and nonfinancial covenants. The initial purchasers' discount of $4,744,000 was deducted from the proceeds of the offering. The Company also incurred $1,032,000 of additional offering costs in connection with this transaction, resulting in net proceeds of $166,724,000 to the Company. The total offering costs have been capitalized and are being amortized on a straight-line basis over a 30 year period, in conjunction with the maturity date of the Debentures. The TOPrS are carried on the balance sheet net of the unamortized offering costs, which, at December 31, 1999 and 1998, amounted to approximately $5,155,000 and $5,347,000, respectively.

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

Holders of the TOPrS are entitled to receive cumulative cash distributions at an annual rate of 6 1/4% of the liquidation amount of $50 per share, accruing from the date of original issuance and payable quarterly in arrears. Such distributions are made from interest received on the Debentures, which have terms that parallel the terms of the TOPrS. During 1999, 1998 and 1997, the Company recorded expenses related to the cumulative cash distributions net of amortization of capitalized offering costs of $193,000, $184,000, and $205,000, respectively. The corresponding expenses are reported as "Minority interest in income of consolidated subsidiary trust" in the accompanying consolidated statements of operations and comprehensive income.

The Company has the right to defer interest payments on the Debentures at any time by extending the interest payment date for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures. On March 23, 2000, the Company announced it was deferring payment of its April 15, 2000 TOPrS distribution. The deferred distribution amounts plus accrued interest thereon must be paid in cash to holders of the TOPrS at the end of the deferral period.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE L--RELATED PARTY TRANSACTIONS

In May 1995, the Company and R. Spencer Douglass III ("Douglass") formed a California limited liability company, Douglass/Frontier LLC ("Douglass/Frontier"). Douglass/Frontier acts as a managing general agent to administer the Company's bail bond business as a wholesale agent. As a wholesale agent, Douglass/Frontier manages the reporting and remittance of bail bond premiums, maintains direct and supervising agents collateral, and adjusts claims for which it receives a servicing commission of the related bond premium. The Company and Douglass, who is also an employee of Douglass/Frontier, share equally in the results of Douglass/Frontier. In addition, Douglass owns two retail bail bond agencies that produce business for Douglass/Frontier, which in 1999, 1998 and 1997 amounted to less than 3% of the gross bail bond premiums produced by Douglass/Frontier.

All of the Company's bail bond business is produced through Douglass/Frontier. In 1999, 1998 and 1997, premiums written through Douglass/Frontier amounted to approximately $1,077,000, $1,054,000 and $3,744,000, respectively, and the related premium balances due the Company at December 31, 1999 and 1998, were $147,000 and $83,000, respectively.

At December 31, 1997, Douglass/Frontier had notes payable to the Company of approximately $8,200,000. During 1998, such notes were repaid from the proceeds of an $8,200,000 bank loan obtained directly by Douglass/Frontier and guaranteed by the Company. Additionally, during 1998, the Company issued a guaranty for a $2,200,000 personal obligation of Douglass. Such guarantees were outstanding at December 31, 1999.

During 1999, the Company and Douglass formed a limited liability company, Bond America LLC ("Bond America"). Bond America, a retail bail bond agency purchases bail bonds through wholesale agents and during 1999 paid bond costs to Douglass/Frontier of approximately $335,000. The Company and Douglass own an 80% and 20% interest, respectively, in Bond America.

All of the Company's homeowners' multi-peril business is produced by Tower Hill Insurance Group ("Tower Hill"), a managing general agency specializing in such business, whose principal owner has a 6% interest in Regency. During 1999, 1998 and 1997, direct premiums written through Tower Hill were approximately $44,718,000, $27,972,000 and $7,170,000, respectively, and the related commissions paid to Tower Hill were $12,171,000, $7,622,000, and $1,809,000, respectively. The premium balances due the Company at December 31, 1999 and 1998, were $6,276,000 and $2,981,000, respectively.

The Company owns a 50% interest in Ward Insurance Services ("Ward"), a personal auto line producer. During 1999 and 1998, total premiums produced by Ward for the Company were $6,373,000 and $11,066,000, respectively, and the related commissions paid to Ward were $2,363,000 and $2,213,000, respectively. As December 31, 1999 and 1998, premium balances due the Company amounted to $2,702,000 and $3,745,000. At December 31, 1998 the Company had other receivable balances due from Ward of $308,000.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE L--RELATED PARTY TRANSACTIONS (CONTINUED)

During 1999, the Company and Paul Ward, who owns the other 50% of Ward, formed a limited liability Company, Award Insurance Services LLC ("Award") in which the Company and Paul Ward have ownership interest of 80% and 20%, respectively. Award, is a personal lines agency specializing in nonstandard automobile coverages primarily in North Carolina, Texas and Colorado. During 1999, total premiums produced by Award for the Company were $3,850,000 and the related commissions paid Award amounted to $435,000.

At December 31, 1999 and 1998, the Company owned a 50% interest in Terramar Insurance Agency (the "Agency") and a 19.9% interest in Terramar Insurance Company ("Terramar"). Business produced through the Agency is underwritten by the Company's insurance subsidiaries, approximately 90% of which is ceded to Terramar. During 1999, 1998 and 1997, premiums produced by the Agency were $22,305,000, $18,277,000 and $6,860,000 and commissions paid to the Agency were $4,950,000, $6,054,000 and $3,544,000, respectively. Premium balances due the Company were $11,504,000 and in 1998 $3,925,000 at December 31, 1999 and 1998,
respectively. In addition, in 1998 Terramar issued a 6% 1,500,000 note to the Company which matures October 31, 2000.

Metro Partners, Inc.

During 1998, the Company purchased 180 shares of Metro Partners, Inc. ("Metro Partners") for $600,000, representing a 30% interest in Metro Partners, and loaned Metro Partners $1,000,000. Metro Partners, which provides administrative services to insurance agents and brokers, was organized in 1998 by Douglas C. Moat, an executive officer and director of the Company, and Peter L. Rhulen, a director of the Company who were principal shareholders (Mr. Rhulen with members of his immediate family and Mr. Moat through a corporation in which he is a principal shareholder) and directors of Metro Partners.

In April 1999, the Company purchased an additional 180 shares of Metro Partners, representing a 30% interest in Metro Partners, from Mr. Rhulen for $210,000. Accordingly, the Company's ownership interest in Metro Partners at December 31, 1999 was 60%. The Company also loaned Metro Partners an additional $1,400,000 during 1999 at interest rates ranging from 8.75% to 9.25%, bringing the total loans outstanding by the Company to Metro Partners at December 31, 1999 to $2,400,000, including accrued interest. The Company also provided an outstanding letter of credit of $250,000 to Metro Partners' landlord as collateral for Metro Partner's leasehold obligations.

In addition to its common stock ownership, at December 31, 1999, the Company owned $500,000 of Metro Partners preferred stock.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE L--RELATED PARTY TRANSACTIONS (CONTINUED)

Prior to the acquiring its 60% controlling interest in Metro Partners, the Company recorded a net investment loss of approximately $180,000. Following such acquisition, the accounts and operation of Metro Partners, after elimination of intercompany accounts and transactions, have been consolidated with the Company. The Company's share of Metro Partners' net loss from operations since acquisition of its 60% interest, amounts to approximately $795,000. In addition, the Company also wrote-off approximately $1,300,000 in goodwill relating to its investment in Metro Partners.

During the first quarter of 2000, the Company purchased Emmis Holdings, a holding company which owns 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership to 90%. Mr. Moat owned 27.5% of Emmis Holdings.

Director and Officer Loans and Guarantees

In June 1998, the Company guaranteed a loan of $1,250,000 for Thomas J. Dietz ("Dietz"), an officer of the Company, which guaranty was outstanding at December 31, 1998 and secured by United States Treasury Notes (the "Notes") pledged as collateral. During 1999, the Company increased its guaranty to $2,000,000, the amount of the guaranty outstanding at December 31, 1999. Under a Security and Indemnity Agreement (the "Agreement") between the Company and Dietz executed in December 1999, Dietz granted the Company a security interest in his unpledged personal assets as security for the Company's guaranty. At December 31, 1999, the Company has established an allowance of $750,000 for its exposure to the Dietz guaranty.

In February 2000, after a principal repayment of $250,000 by Dietz to his creditor, the Company's guaranty was reduced to $1,750,000. In March 2000, the Company, in exchange for the extinguishment of its remaining guaranty, transferred $1,800,000 in Notes pledged as collateral to a Dietz account maintained by the creditor, free and clear of any interest by the Company. In exchange, Dietz transferred 97,338 shares of the Company's Common Stock with a market value at the date of transfer of $200,000 to the Company. In connection with these transfers, Dietz executed an amendment to the Agreement under which he promised to pay an additional $250,000 in principal to the creditor during 2000 and $250,000 every year thereafter until the obligation is repaid. As such payments are made, the Notes will be returned to the Company.

In August 1998, the Company guaranteed a loan of $1,000,000, and in December 1998, guaranteed an additional $800,000 of loans, to Peter L. Rhulen ("Rhulen"), a director of the Company, which guarantees were outstanding at December 31, 1998 and secured by United States Treasury Notes (the "Treasuries"). During 1999, and prior to November 1999, the Company increased the guarantees for Rhulen to $12,500,000. In November 1999, the Company, in exchange for the extinguishment of one of its guarantees, transferred $4,500,000 of the Treasuries to a Rhulen account maintained by Rhulen's creditors, free and clear of any interest by the Company, and Rhulen transferred 930,212 shares of the

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE L--RELATED PARTY TRANSACTIONS (CONTINUED)

Company's Common Stock with a market value approximating the value of the transferred Treasuries to the Company. The exchange was accounted for as a purchase of treasury stock. Under a Security and Indemnity Agreement, Rhulen and his wife granted the Company a security interest in their unpledged personal assets as security for the Company's remaining guaranties. Approximately $8,600,000 of guarantees remained outstanding at December 31, 1999.

During the first quarter of 2000, the Company purchased certain investments from Rhulen for approximately $7,600,000 which represented approximately 95% of such investments, estimated fair value. At the same time, Rhulen repaid approximately $8,200,000 of his outstanding loans. At March 31, 2000, the Company's outstanding guarantees of loans to Rhulen were reduced to $400,000. As such payments are made, the Treasuries will be returned to the Company. Pursuant to the agreement $8,200,000 of Treasuries were returned to the Company.

During 1998, the Company advanced funds and received two demand notes from a senior vice president, for approximately $160,000 and $80,000. The $160,000 note is unsecured and interest free, while the $80,000 note bears interest at 8% and is secured by personal assets. At December 31, 1998 and 1999, the aggregate outstanding balances of these notes, including accrued interest was approximately $147,000 and $155,000, respectively.

Film Bond International ("FBI")

During 1998, the Company loaned an aggregate of $150,000 at a 6.5% interest rate to FBI, a company in which the brother of the Company's Chief Executive Officer and an Executive Vice President subsequently joined as a principal and Chief Executive Officer. During 1999, the Company loaned FBI an additional $455,000 at a 6.5% interest rate and guaranteed a loan to FBI for $150,000. The loss of Frontier's A- rating from A.M. Best contributed to the inability of FBI to continue operating. The Company has forgiven the loans and related accrued interest to FBI and has assumed full responsibility for the amount of the guaranty resulting in a charge of approximately $800,000 during 1999.

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

The Company has adopted stock option plans (the "Plans") under which 9,407,047 shares of Common Stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee designated by the Board) determines the number of shares subject to each option, the expiration date and vesting periods of nonqualified stock options and otherwise administers the Plans. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

During 1999, the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees, through payroll deductions, may purchase the Company's Common Stock on the last business day of each quarter (up to $25,000 in fair market value per calendar year). The purchase price of such shares will be 85% of the fair market value ("FMV") of the Company's Common Stock on the trading day immediately preceding the first business day of such calendar quarter or the last business day of such calendar quarter, whichever is lower. The FMV will be the closing price of the Company's Common Stock on the New York Stock Exchange. Shares under the ESPP may be purchased on the open market or issued from the Company's treasury stock and/or authorized but unissued shares. Additionally, the Company will grant to each participating employee, stock options under the Company's Stock Option Plan in an amount equal to the number of shares purchased during the year through the ESPP and owned at December 31 of such year.

During 1999, 133,175 shares were purchased under the ESPP.

In 1999, the Company granted certain executive officers and members of senior management separate stock options outside the plans to purchase approximately 3,646,000 shares of the Company's Common Stock at prices ranging from $14.13 to $35.31 per share, exercisable at any time through December 31, 2005, which options were outstanding at December 31, 1999.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE N--STOCK OPTIONS (CONTINUED)

In 1998, the Company granted the President and Chairman of the Board, and an Executive Vice President, separate stock options outside the Plans to purchase 990,000 and 495,000 shares, respectively, of the Company's Common Stock at prices ranging from $30.00 to $50.00 per share, exercisable at any time through December 31, 2004. In August 1998, the Executive Vice President resigned and under the terms of the option grant, the 495,000 shares were forfeited and canceled. Accordingly, the option to purchase 990,000 shares were outstanding at December 31, 1999.

In 1998, the Company also granted an Executive Vice President a separate stock option outside the Plans to purchase 235,000 shares of the Company's Common Stock at prices ranging from $17.00 to $43.00 exercisable at any time, which option was outstanding at December 31, 1999.

In 1997, the Company granted the then President and Chairman of the Board, since deceased, a separate stock option outside the Plans to purchase 275,000 shares of the Company's Common Stock at $36.36 per share at any time through December 31, 2001, which option was outstanding at December 31, 1999.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 respectively: risk-free interest rates of 4.90%, 4.97% and 6.58%; a dividend yield of 2.00%, 2.18%, and 1.25%; volatility factors of the expected market price of the Company's Common Stock of .528, .337, and .335; and an expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                                     1999             1998              1997
                                                               ----------------------------------------------------
Pro forma net income (loss)                                       $(238,150)        $(50,372)         $32,064

Pro forma basic earnings (loss) per common share                  $  (6.79)         $  (1.35)         $   .94
Pro forma diluted earnings (loss) per common share                $  (6.79)         $  (1.35)         $   .91

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE N--STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income (loss) and earnings (loss) per share are not indicative of future years.

A summary of the Company's stock option activity, and related information for each of the three years ended December 31 follows:

                                               1999                        1998                        1997
                                   --------------------------  --------------------------  ---------------------------
                                   OPTIONS   WEIGHTED-AVERAGE  OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                   -----------------------------------------------------------------------------------
Outstanding at beginning of year    1,412         $17            1,036         $19            715           $11
Granted                             4,265          27              635          13            500            25
Exercised                             (29)          9             (175)         11           (150)           11
Canceled                             (190)         19              (84)         18            (29)           15
                                   ---------                   ---------                  --------
Outstanding at end of year          5,458          25            1,412          17          1,036            17
                                   =========                   =========                  ========
Exercisable at end of year          4,286          29           317          16            257         11
                                   =========                 =========                  ========

The weighted average fair value of options granted during 1999, 1998 and 1997 were $3.19, $4.83, and $8.81, respectively.

                       OPTIONS OUTSTANDING AND EXERCISABLE
                                 BY PRICE RANGE
                             AS OF DECEMBER 31, 1999

                               OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
---------------------------------------------------------------------------------  --------------------------------
                           OUTSTANDING                                             EXERCISABLE
                          AS OF DECEMBER    WEIGHTED-AVERAGE                      AS OF DECEMBER
       RANGE OF              31, 1999           REMAINING      WEIGHTED-AVERAGE      31, 1999      WEIGHTED-AVERAGE
    EXERCISE PRICES           (000)         CONTRACTUAL LIFE    EXERCISE PRICE        (000)         EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
   $0.00 - $ 5.00               339                 4.9             $ 3.44                 -          $ -
  $ 5.01 - $10.00               171                 0.5               8.56               158             8.57
  $10.01 - $15.00               837                 3.8              13.68               349            13.77
  $15.01 - $20.00               143                 2.7              16.03                61            16.39
  $20.01 - $25.00               854                 4.0              22.67               607            22.14
  $25.01 - $30.00             1,157                 6.0              28.25             1,156            28.25
  $30.01 - $35.00                 4                 2.6              30.63                 2            30.63
  $35.01 - $40.00             1,953                 6.0              35.31             1,953            35.31
                         ------------------------------------------------------------------------------------------
                              5,458                 5.0              25.19             4,286            28.53
                         ==========================================================================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE O--COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 1999, the future minimum payments under noncancellable operating leases are as follows (in thousands):

                             2000                      $   5,815
                             2001                          5,265
                             2002                          4,206
                             2003                          3,131
                             2004                          2,789
                             Thereafter                    3,566
                                                     ===============
                             Total                     $  24,772
                                                     ===============

These leases are for the rental of office space, the initial terms of which run five years, with a negotiated renewal option at the end of the term. Total rental expense for 1999, 1998, and 1997 amounted to $5,542,000, $4,666,000 and
$2,580,000, respectively.

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

In June 1999, plaintiffs were granted permission to amend their complaint and to reopen discovery to take additional depositions and request additional documents. The additional depositions have been taken. In February 2000, the plaintiffs made an additional motion to amend their complaint wherein they seek to have the class period, which presently runs from February 10, 1994 through November 8, 1994, extended to November 15, 1999. The motion also seeks to add an additional plaintiff and defendant. Plaintiffs also seek to allege that increases in reserves taken by the Company in various reporting periods subsequent to November 1994 evidence an ongoing fraud. The court has not ruled on this motion.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE O--COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company believes the suit is without merit, has retained special legal counsel to contest this suit vigorously and believes that the Company's exposure to liability if any, thereunder would not have a material adverse effect on the Company's financial condition or results of operations.

The Company is involved in other unrelated litigation which is considered incidental to its business. The ultimate outcome of all litigation is not expected to be material in relation to the Company's financial position or results of operations.

Officer Loan Program

In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Pending finalization of the loan document, which was completed in June 1999, the Company provided a loan facility to a designated officer to borrow funds on behalf of participating management executives for the purpose of acquiring the Company's Common Stock in the open market. At December 31, 1998, $2,250,000 was borrowed under this facility with which 176,653 shares were purchased by participating officers.

In June 1999, a four year, $10,000,000 bank credit facility was established against which participating officers may borrow directly in order purchase the Company's Common Stock. Loans under the facility are collateralized by the stock purchased. In addition, borrowings under the credit facility are guaranteed by the Company. During 1999, loans under the bank credit facility were used by officers to repay the Company's loans of $2,250,000 and to purchase additional shares of Company stock in the open market. As part of the program, at December 31, 1999 222,321 options, were granted to participating executives with an exercise price of $3.44. At December 31, 1999, the Company has guaranteed loans totaling $4,418,000, which exceeded the fair market value of the 335,653 shares of Common Stock pledged as collateral by $3,277,000. Also, at December 31, 1999, amounts due from executives for interest paid on their behalf related to the outstanding loans was approximately $254,000.

Under the provisions of the guaranty on the $10,000,000 credit facility discussed above, the Company is required to maintain certain nonfinancial and financial covenants including a specified leverage, interest coverage and net premiums written-to-statutory surplus ratios. Noncompliance with any of these covenants may result in early termination of the loans by the lender. At December 31, 1999, the Company was not in compliance with any of these financial covenants of the guaranty. The Company has obtained a waiver of these covenants through April 30, 2000 and is currently negotiating revised covenants.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE O--COMMITMENTS AND CONTINGENCIES (CONTINUED)

Stock Repurchase Program

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock. On June 30, 1998, the Company amended the stock repurchase program to permit the purchase of up to 3,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the joint determination of the Chairman of the Board and Chief Investment Officer. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. As of December 31, 1999, 2,900,358 shares had been purchased under the repurchase program at a cost of approximately $35,100,000. Any shares so repurchased are held as treasury shares and are available for general corporate purposes.

NOTE P--STATUTORY FINANCIAL INFORMATION

The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of their respective domiciliary states. Prescribed statutory accounting include a variety of publications by the National Association of Insurance Commissioners ("NAIC"), as well as state laws and regulations. Permitted statutory accounting practices encompass all accounting practices not so prescribed but which the appropriate regulatory agency has allowed in practice.

On January 21, 2000, the Company contributed $80,000,000 in cash to Frontier. Frontier, in preparation of its 1999 Annual Statement, requested permission from the New York State Department of Insurance (the "Department") to include such contribution in its capital and surplus at December 31, 1999, with a corresponding $80,000,000 reported as a surplus contribution receivable. Additionally, Frontier requested permission from the Department to discount its unpaid loss and LAE reserves for its medical malpractice line of business using an interest rate of 5%. The impact of discounting such reserves was to increase Frontier's statutory capital and surplus by approximately $53,600,000 at December 31,1999 and decrease its 1999 statutory net loss by approximately $11,100,000. The Department approved both requests which differs from prescribed statutory accounting procedures and, accordingly, these amounts have been reflected in Frontier's statutory capital and surplus at December 31, 1999.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE P--STATUTORY FINANCIAL INFORMATION (CONTINUED)

A comparison of the consolidated amounts of the insurance subsidiaries' policyholders' surplus as of December 31, 1999 and 1998, and net income (loss) for each of the three years ended December 31, 1999, on a statutory accounting practices ("SAP") basis and the GAAP shareholders' equity and net income (loss) included in the accompanying consolidated financial statements, is as follows (in thousands):

                                                   1999                            1998                    1997
                                     ---------------------------------------------------------------------------------
                                                            NET                              NET            NET
                                      SURPLUS/EQUITY        LOSS       SURPLUS/EQUITY       LOSS       INCOME (LOSS)
                                     ---------------------------------------------------------------------------------
Insurance subsidiaries'
   consolidated SAP amounts             $  307,855       $ (131,049)     $ 396,205         $ (70,889)     $32,730
                                     =================================================================================
Insurance subsidiaries'
   consolidated GAAP amounts            $  463,630       $ (201,703)     $ 612,723         $ (32,373)     $41,970
Parent company, its noninsurance
   subsidiaries and eliminations          (385,077)         (31,561)      (218,503)          (17,669)      (9,688)
                                     ---------------------------------------------------------------------------------
Consolidated GAAP amounts               $   78,553       $ (233,264)     $ 394,220         $ (50,042)     $32,282
                                     =================================================================================

NOTE Q--DIVIDEND AND CAPITAL RESTRICTIONS

The Company's insurance subsidiaries are subject to certain regulatory supervision by their respective domiciliary states. Such regulation is generally designed to protect policyholders and includes such matters as maintenance of minimum statutory surplus and restrictions on payments of dividends or loans on advances to the parent. At December 31, 1999, the amount of restricted net assets of the Company's insurance subsidiaries was approximately $307,562,000 and the maximum dividend that may be paid to the Company in 2000 without regulatory approval was approximately $293,000.

Additionally, the insurance subsidiaries are subject to certain RBC requirements as developed by the NAIC and adopted by the various state Department of Insurances. Under these requirements, the adequacy of statutory capital and surplus is evaluated in relation to various risk factors of an insurance company. At December 31, 1999, all of the Company's insurance subsidiaries, with the exception of Frontier, met the minimum RBC requirements. At
December 31, 1999, Frontier's ratio of Total Adjusted Capital to Authorized Control Level RBC placed it at the Authorized Control Level, as defined by the NAIC.

The Department utilizes its own methodology for computing capital adequacy and does not follow the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 1999, Frontier was at the Authorized Control Level. The Authorized Control Level authorizes the commissioner of a state insurance department to take whatever regulatory actions it considers necessary to protect the best interest of the policyholders and creditors of an insurer, which could include placing Frontier under regulatory control (i.e., rehabilitation or liquidation). In addition, failure to meet capital requirements and other requirements which may be imposed by the insurance departments, or further unfavorable operating results in future periods, could expose Frontier to regulatory sanctions that may include restrictions on operations and growth and/or mandatory asset dispositions.

The Company has submitted a Corrective Action Plan to the superintendent of the Department and to many of the other state insurance departments in states for which Frontier writes business. It is uncertain what actions, if any, the insurance departments will take with respect to Frontier. While the Company expects to maintain or improve the current RBC ratio level of its insurance subsidiaries, it cannot predict all events that could cause this ration to decrease to the point of increased oversight by the Department or by other departments of the states in which the Company's subsidiaries are domiciled.

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE R--EMPLOYEE BENEFIT PLANS

The Company sponsors an employee savings plan (401(k)) whereby the Company contributes a base of 2% of the salary of all full-time employees and matches 50% of the employee's personal contribution up to 2% of the employee's salary. The maximum Company contribution, base and match, is 4% of an employee's salary. In addition, the Company has a noncontributory profit sharing plan. At the discretion of the Board of Directors, the Company may contribute up to 4% of the eligible salaries of full-time employees who have completed one year of service. The Company did not contribute to the profit sharing plan for the year 1999.

The Company's total expense related to employee benefit plan contributions for 1999, 1998 and 1997 was $2,706,000, $4,203,000 and $2,635,000, respectively, including discretionary contributions of $1,881,000 and $1,225,000 in 1998 and 1997, respectively.

NOTE S--SUBSEQUENT EVENTS

On January 20, 2000, the Company completed the sale of Lyndon Insurance Group, Inc. to Protective Life Insurance Company for $163,500,000 in cash, subject to certain purchase price adjustments. The Company contributed $80,000,000 of the proceeds to Frontier and used $75,000,000 to repay a portion of its Deutsche Bank Credit Facility. Also, in connection with the sale, Frontier and Lyndon entered into a loss and unearned premium portfolio transfer agreement effective January 1, 2000, under which Frontier assumed the loss and LAE reserves and unearned premiums for certain personal lines business. Total reserves assumed in these agreements were approximately $4,700,000. In addition, Frontier entered into an excess loss ratio reinsurance agreement effective February 1, 2000, under which Frontier assumes net losses in excess of 115% related to certain warranty business. As consideration, Frontier received approximately
$2,000,000 in premiums.

Following is a summary of the assets and liabilities related to Lyndon which are included in the accompanying balance sheets (in thousands).

                                                                        DECEMBER 31,
                                                                   1999               1998
                                                            --------------------------------------
ASSETS
Invested assets                                                $    306,420        $    270,443
Other assets                                                        214,817             217,684
                                                            --------------------------------------
Total assets                                                        521,237             488,127
                                                            ======================================
LIABILITIES
Unpaid losses and LAE                                                46,168              64,580
Unearned premiums                                                   286,178             234,603
Other liabilities                                                    38,139              40,000
                                                            --------------------------------------
Total liabilities                                                   370,485             339,183
Shareholders' equity                                                150,752             148,944
                                                            --------------------------------------
Total liabilities and shareholders' equity                     $    521,237        $    488,127
                                                            ======================================

                Frontier Insurance Group, Inc. and Subsidiaries

NOTE S--SUBSEQUENT EVENTS (CONTINUED)

In April 2000, the Company has signed a letter of intent for the sale of Regency. Terms of a definitive sales agreement which would be subject to applicable regulatory approval and standard closing conditions, are currently being finalized.

During September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc. ("ManagedComp"), a managed care workers' compensation service company for $33,600,000. In January 2000, the Company advanced $4,000,000 to ManagedComp in exchange for a promissory note due March 31, 2000 and bearing interest at 7%. However, on February 10, 2000, the Company announced that it had terminated the purchase of ManagedComp. Under the terms of the termination agreement, the Company agreed to pay a termination fee of $4,500,000, extend the due date of the $4,000,000 promissory note to February 1, 2005, and provide certain underwriting facilities to ManagedComp.

In connection with expense reduction and cost containment initiatives undertaken during the first quarter of 2000, the Company eliminated a number of positions, and closed several office locations. As a result, the Company recorded a restructuring charge of approximately $2,700,000 in the first quarter of 2000.

                 Frontier Insurance Group, Inc. and Subsidiaries

                                Supplemental Data

                   Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 1999 and 1998 (in thousands, except per share data):

                                                 1999                                       1998
                               -------------------------------------------------------------------------------------
                                  1ST        2ND       3RD        4TH       1ST        2ND        3RD       4TH
                               -------------------------------------------------------------------------------------
Net premiums earned             $140,255   $137,922  $150,181   $142,570  $117,212   $122,576   $128,001  $125,265
Total net investment income       20,945     21,471    21,058     17,261    20,850     20,724     15,525    19,439
Net income (loss)                 16,420     16,356  (175,829)   (90,211)   17,743     17,465     14,193   (99,443)

Earnings (loss) per common share:
   Basic                           0.45       0.47     (5.06)      (2.63)     .52        .47        .38      (2.65)
   Diluted                         0.41       0.42     (5.06)      (2.63)     .47        .42        .35      (2.65)

Due to changes in the number of average common stock and equivalent shares outstanding, quarterly earnings (loss) per share may not add to the totals for the years.

In the third quarter of 1999 and fourth quarter of 1998, the Company increased reserves by approximately $136,000,000 and $155,000,000, respectively. Such increases were primarily due to adverse experience in the Company's medical malpractice and general liability lines in 1999 and medical malpractice line of business in 1998. Also, during the fourth quarter of 1999, the Company incurred approximately $38,500,000 in losses related to certain performance and payment surety bonds covering three separate entertainment events that did not occur as scheduled. Additionally, during the fourth quarter of 1999, the Company reduced subrogation recoverables related to the SUNY litigation by approximately $15,500,000. (see Note H of the Notes to the Consolidated Financial Statements). The net loss for the third quarter of 1999 includes the establishment of a valuation allowance of approximately $89,000,000 related to the Company's net deferred tax asset. This allowance was increased to approximately $123,600,000 during the fourth quarter of 1999. (see Note G of the Notes to the Consolidated Financial Statements). The Company's fourth quarter of 1999 results also reflect the write-off of approximately $15,000,000 in goodwill related to Regency and Western.

Other charges incurred during the fourth quarter of 1998, included the $10,000,000 termination fee related to the cancellation of the Company's 1998-1999 stop loss reinsurance agreement (see Note I of the Notes to the Consolidated Financial Statements), and an increase of approximately $3,500,000 in the allowance for doubtful accounts.

           Schedule II--Condensed Financial Information of Registrant

                 Frontier Insurance Group, Inc. (Parent Company)

                                 Balance Sheets
              (dollar amounts in thousands, except per share data)

                                                                                              DECEMBER 31
                                                                                         1999             1998
                                                                                   ----------------------------------
ASSETS
Investments in subsidiaries                                                          $  458,732        $  623,854
Fixed maturity securities, available for sale (1)                                        11,959             3,335
Equity securities, available for sale                                                         -             2,948
Equity investees                                                                         12,690            12,574
Short-term investments                                                                      156            11,716
Cash (overdraft)                                                                          5,369            (1,356)
Federal income taxes recoverable                                                              -             6,892
Property, furniture, equipment and software, less accumulated
   depreciation and amortization (1999--$10,673; 1998--$6,950)                           15,349            11,790
Intangible assets, less accumulated amortization
   (1999--$5,208;1998--$3,173)                                                            8,176             1,157
Other assets                                                                              4,597            11,401
                                                                                   ----------------------------------
TOTAL ASSETS                                                                         $  517,028        $  684,311
                                                                                   ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Convertible subordinated debentures due to subsidiary trust                       $  167,345        $  167,153
   Bank debt                                                                            142,800            92,000
   Due to subsidiaries and affiliates                                                   106,989             2,606
   Federal income taxes payable                                                          11,998                 -
   Cash dividend payable to shareholders                                                      -             2,578
   Accrued expenses and other liabilities                                                 9,343            25,754
                                                                                   ----------------------------------
TOTAL LIABILITIES                                                                       438,475           290,091

Shareholders' equity:
   Preferred stock, par value $01 per share;
     (authorized and unissued: 1,000,000 shares)                                              -                 -
   Common stock; par value $.01 per share;(shares authorized: 150,000,000;
     shares issued: 1999--37,646,663; 1998--37,594,709)                                     376               376
   Additional paid-in capital                                                           450,886           450,347
   Accumulated other comprehensive income, net of tax                                   (18,617)           26,635
   Retained deficit                                                                    (314,431)          (73,833)
                                                                                   ----------------------------------
                                                                                        118,214           403,525
Treasury stock--at cost (1999--3,830,570 shares; 1998--766,912 shares)                  (39,661)           (9,305)
                                                                                   ----------------------------------
Total shareholders' equity                                                               78,553           394,220
                                                                                   ==================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  517,028        $ 684,311
                                                                                   ==================================

(1)--At December 31, 1999 fixed maturity securities were pledged as collateral for a director and an officer (see Note L of Notes to the Consolidated Financial Statements.)

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                 Frontier Insurance Group, Inc. (Parent Company)

                Statements of Operations and Comprehensive Income
                          (dollar amounts in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                       1999              1998             1997
                                                                  ---------------------------------------------------
REVENUES
Management fees                                                    $    51,406       $   14,127        $        -
Investment income (including net realized gains (losses))                1,926           (1,116)            4,125
Net proceeds from company owned life insurance policy                        -            4,400                 -
                                                                  ---------------------------------------------------
   Total revenues                                                       53,332           17,411             4,125

EXPENSES
Operating and administrative                                            57,606           36,188             7,018
Interest expense                                                        18,479           11,931            11,842
                                                                  ---------------------------------------------------
   Total expenses                                                       76,085           48,119            18,860
                                                                  ---------------------------------------------------
Loss before federal income tax benefit and equity in
   undistributed income (loss) of subsidiaries                         (22,753)         (30,708)          (14,735)
Federal income tax expense (benefit) (2)                                10,543          (11,298)           (5,324)
                                                                  ---------------------------------------------------
   Income (loss) before equity in undistributed income
     (loss) of subsidiaries                                            (33,296)         (19,410)           (9,411)

Equity in undistributed income (loss) of subsidiaries                 (199,968)         (30,632)           41,693
                                                                  ---------------------------------------------------
   Net income (loss)                                                  (233,264)         (50,042)           32,282
Other comprehensive income (loss), net of tax                          (45,252)           6,397            15,431
                                                                  ===================================================
   Total comprehensive income (loss)                               $  (278,516)      $  (43,645)       $47,713
                                                                  ===================================================



 (2) Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit for 1997 reflects the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries or, for 1998, the deferred tax benefit of its share of the consolidated net operating loss carryforward. For 1999, federal income tax expense reflects the effects of the establishment of a valuation allowance for the Company's deferred tax asset for which management does not currently believe it is more likely than not will be realized on a consolidated basis in the near term.

      These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                 Frontier Insurance Group, Inc. (Parent Company)

                            Statements of Cash Flows
                          (dollar amounts in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                       1999              1998             1997
                                                                  ---------------------------------------------------
OPERATING ACTIVITIES
Loss before equity in undistributed income
   of subsidiaries                                                  $  (33,296)       $ (19,410)         $  (9,411)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Change in federal income taxes                                     18,890           (3,242)            (2,796)
     Change in due from subsidiaries and affiliates                     24,383            9,752             (2,407)
     Depreciation and amortization                                       2,234            3,353              2,618
     Net realized losses                                                   564            2,857                  -
     Other                                                              (8,145)          13,819             (1,522)
                                                                  ---------------------------------------------------
Net cash provided by (used in) operating activities                      4,630            7,129            (13,518)

INVESTING ACTIVITIES
Capital contributions to subsidiaries                                        -          (62,580)           (29,644)
Purchases of wholly-owned subsidiaries                                  (7,053)          (5,030)          (140,499)
Short-term investments, net                                             11,560           (6,166)            58,352
Change in other investments                                             (6,197)          (5,630)            (9,001)
Purchases of property, furniture, equipment and software               (12,286)          (6,781)            (1,362)
Proceeds from sale of property, equipment and software                    5,000                -                 -
Other                                                                         -            (472)               314
                                                                  ---------------------------------------------------
Net cash used in investing activities                                   (8,977)         (86,659)          (121,840)

FINANCING ACTIVITIES
Proceeds from bank borrowings                                           50,800           92,000             62,000
Repayment of bank borrowings                                                 -                -            (62,000)
Issuance of common stock                                                   539            1,948            146,110
Cash dividends paid                                                     (9,911)          (9,761)            (8,240)
Reissuance (purchases) of treasury stock, net                          (30,356)          (8,511)                19
Other                                                                        -                -               (455)
                                                                  ---------------------------------------------------
Net cash provided by financing activities                               11,072           75,676            137,434
                                                                  ---------------------------------------------------

Increase (decrease) in cash                                              6,725           (3,854)             2,076
Cash (overdraft) at beginning of year                                   (1,356)           2,498                422
                                                                  ===================================================
Cash (overdraft) at end of year                                     $    5,369        $  (1,356)       $     2,498
                                                                  ===================================================


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                            Schedule IV--Reinsurance

                 Frontier Insurance Group, Inc. and Subsidiaries

                          (dollar amounts in thousands)

---------------------------------------------------------------------------------------------------------------------
                   COL. A                         COL. B               COL. C               COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                                                        PERCENTAGE
                                                               CEDED TO      ASSUMED                     OF AMOUNT
                                                                OTHER       FROM OTHER       NET        ASSUMED TO
                 DESCRIPTION                      DIRECT      COMPANIES     COMPANIES       AMOUNT          NET
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999

Life insurance in force:                       $ 14,510,863  $13,465,296     $      -     $1,045,567        0.0%

Premiums written:
   Life insurance                              $     33,093  $    19,706     $    362     $  13,749         2.6%
   Accident & health insurance                       64,178       37,983          829        27,023         3.1
   Property & liability insurance                   853,516      285,314       65,827       634,029        10.4
                                               ----------------------------------------------------------------------
Total premiums written                         $    950,787  $   343,003     $ 67,017    $  674,801         9.9%
                                               ======================================================================

YEAR ENDED DECEMBER 31, 1998

Life insurance in force:                       $ 15,845,945  $14,613,013     $      -    $1,232,932         0.0%

Premiums written:
   Life insurance                              $     23,523  $    13,326     $   (591)   $    9,606        (6.2)%
   Accident & health insurance                       45,388       23,130         (813)       21,445        (3.8)
   Property & liability insurance                   715,718      269,697       49,933       495,954        10.1
                                               ----------------------------------------------------------------------
Total premiums written                         $    784,629  $   306,153     $ 48,529    $  527,005         9.2%
                                               ======================================================================

YEAR ENDED DECEMBER 31, 1997

Life insurance in force:                       $ 16,460,492  $14,295,737     $      -    $ 2,164,755        0.0%

Premiums written:
   Life insurance                              $      5,808  $     6,701     $ (2,027)    $  (2,920)       69.4%
   Accident & health insurance                       14,637       12,668          453         2,423        18.7
   Property & liability insurance                   546,051      179,250       22,712       389,513         5.8
                                               ----------------------------------------------------------------------
Total premiums written                         $    566,496  $   198,619     $ 21,139     $ 389,016         5.4%
                                               ======================================================================

                  Schedule V--Valuation and Qualifying Accounts

                 Frontier Insurance Group, Inc. and Subsidiaries

                          (dollar amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                            COL. A                                COL. B                COL. C              COL. D        COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       ADDITIONS
                                                                             --------------------------
                                                                                 (1)            (2)
                                                                BALANCE AT    CHARGED TO     CHARGED TO                 BALANCE AT
                         DESCRIPTION                           BEGINNING OF   COSTS AND    THER ACCOUNTS    DEDUCTIONS     END OF
                                                                  PERIOD       EXPENSES     --DESCRIBE       DESCRIBE      PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
   Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts                             $  6,025   $  3,947                         $   108(A)     $9,864
     Allowance for possible reinsurance uncollectible amounts         150        321                               -           471

Year ended December 31, 1998:
   Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts                             $  2,791   $  3,311                         $    77 (A)  $  6,025
     Allowance for possible reinsurance uncollectible amounts         310        150                             310 (A)       150

Year ended December 31, 1997:
   Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts                             $  2,285   $    541                         $    35 (A)  $  2,791
     Allowance for possible reinsurance uncollectible amounts         517         66                             273 (A)       310



(A) Amounts charged off.

           Schedule VI--Supplemental Information Concerning Property/
                          Casualty Insurance Operations

                 Frontier Insurance Group, Inc. and Subsidiaries

                              (Net of Reinsurance)
                          (dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------
                                             DECEMBER 31
----------------------------------------------------------------------------------------------------------
        COL. A              COL. B       COL. C        COL. D       COL. E        COL. F       COL. G
----------------------------------------------------------------------------------------------------------
                                         UNPAID
                           DEFERRED      CLAIMS     DISCOUNT, IF
                            POLICY      AND CLAIM       ANY                                      NET
   AFFILIATION WITH      ACQUISITION   ADJUSTMENT   DEDUCTED IN    UNEARNED       EARNED     INVESTMENT
     REGISTRATION           COSTS       EXPENSES      COLUMN C     PREMIUMS      PREMIUMS      INCOME
----------------------------------------------------------------------------------------------------------

Registrant and
   consolidated
   subsidiaries:
     1999                  $82,190      $828,923                   $364,508     $533,619       $70,845
     1998                   69,126       632,850                    267,323      454,811        66,079
     1997                   49,271       483,539                    226,154      354,911        55,804




-------------------------------------------------------------------
        YEAR ENDED DECEMBER 31
-------------------------------------------------------------------
         COL. H               COL. I       COL. J        COL. K
-------------------------------------------------------------------
     CLAIMS AND CLAIM      AMORTIZATION
   ADJUSTMENT EXPENSES     OF DEFERRED   PAID CLAIMS
   INCURRED RELATED TO        POLICY     AND CLAIM
    (1)           (2)      ACQUISITION   ADJUSTMENT     PREMIUMS
CURRENT YEAR  PRIOR YEAR      COSTS       EXPENSES      WRITTEN
----------------------------------------------------------------------

  $436,197     $ 88,861     $131,417      $328,985      $630,804
   297,400      134,515      107,639       282,604       495,979
   218,301       13,287       79,311       197,678       381,142

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRONTIER INSURANCE GROUP, INC.

                              By:  /s/ HARRY W. RHULEN
                                   --------------------------------
                                   Harry W. Rhulen
                                   President, Chief Executive Officer
                                   and Director

                         Date:    April 14, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature and Title                                     Date
                     -------------------                                     ----


      /s/ JERRY E. GOLDRESS
      ---------------------
                       Jerry E. Goldress                                April 14, 2000
             Chairman of the Board (Non-executive)

      /s/ HARRY W. RHULEN                                                April 14, 2000
      -------------------
                        Harry W. Rhulen
              President, Chief Executive Officer
                         and Director
                 (Principal Executive Officer)

      /s/ SUZANNE RHULEN LOUGHLIN                                       April 14, 2000
      ----------------------------
                    Suzanne Rhulen Loughlin
                   Executive Vice President
                         and Director

      /s/ DOUGLAS C. MOAT                                               April 14, 2000
      -------------------
                      Douglas C. Moat
                   Executive Vice President
                         and Director

      /s/ PETER L. RHULEN                                               April 14, 2000
      -------------------
                        Peter L. Rhulen
                           Director

      /s/ LAWRENCE E. O'BRIEN                                           April 14, 2000
      ------------------------
                      Lawrence E. O'Brien
                           Director

      /s/ RONALD L. BORNHUETTER
      -------------------------
                     Ronald L. Bornhuetter                              April 14, 2000
                           Director

      /s/ PATRICK W. KENNY                                              April 14, 2000
      --------------------
                       Patrick W. Kenny
           Executive Vice President - Treasurer and
                    Chief Financial Officer
                 (Principal Financial Officer)

      /s/ JEFFREY C. GORDON
      ---------------------
                       Jeffrey C. Gordon                                April 14, 2000
                  Vice President - Controller
              (Principal Accounting Officer and
                   Duly Authorized Officer)

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

10.16(b)   First Amendment to Deutsche Bank Credit Agreement dated April 2, 1998.............................(10)

10.16(c)   Second Amendment to Deutsche Bank Credit Agreement dated October 1, 1998..........................(10)

10.16(d)   Third Amendment to Deutsche Bank Credit Agreement dated December 30, 1998.........................(10)

10.16(e)   Fourth Amendment to Deutsche Bank Credit Agreement dated April 14, 1999...........................

10.16(f)   Fifth Amendment to Deutsche Bank Credit Agreement dated January 11, 2000..........................

10.16(g)   Pledge Agreement with Deutsche Bank AG, New York dated January 21, 2000...........................

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

10.21      Amended copy of Registrant's 1992 Incentive and Non-Incentive Stock Option Plan...................(9)

10.22      Copy of Employment Agreement between Registrant and Harry W. Rhulen...............................

10.23      Stock Purchase Agreement dated October 20, 1999 by and between the Registrant and Protective Life Insurance Company.........................................................(11)

10.23(a)   First Amendment to Stock Purchase Agreement dated January 20, 2000 by and between the Registrant and Protective Life Insurance Company..........................................(11)

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

28         Schedule P of Annual Statement for year ended December 31, 1999, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of Regulation ST, of Frontier
               Insurance Company, Frontier Pacific Insurance Company, Lyndon Property Insurance
               Company and Western Indemnity Insurance Company, as filed with the New York
               State Department of Insurance, the California Department of Insurance, the Missouri
               Department of Insurance and the Texas Department of Insurance respectively....................

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

(10) Filed as the same numbered exhibit to the Registrant's Report on Form 10-K dated December 31, 1998 and incorporated herein by reference.

(11) Stock Purchase Agreement dated October 20, 1999 and First Amendment to Stock Purchase Agreement dated January 20, 2000 filed as Exhibits 2.1 and 2.2, respectively, on Form 8-K dated February 4, 2000 and incorporated herein by reference.