Form 10-Q
period 2000-03-31
FRONTIER INSURANCE GROUP INC
filed 2000-05-19
CIK 797496

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

               [x] Yes                    [ ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on May 18, 2000 was 33,718,755.
--------------------------------------------------------------------------------

                               Page 1 of 20 pages

                         FRONTIER INSURANCE GROUP, INC.

                                    FORM 10-Q

                                      INDEX                                    PAGE
                                      -----                                    ----

PART I -  FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets at March 31, 2000 (Unaudited)
               and December 31, 1999..........................................  3-4

               Consolidated Statements of Operations and Comprehensive
               Income (Unaudited) for the Three Months Ended
               March 31, 2000 and 1999........................................    5

               Consolidated Statements of Cash Flows (Unaudited) for
               the Three Months Ended March 31, 2000 and 1999.................    6

               Notes to Consolidated Financial Statements (Unaudited)......... 7-11

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................12-18

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   18

PART II-  OTHER INFORMATION

   Item 1.     Legal Proceedings..............................................   19

   Item 2.     Changes in Securities..........................................   19

   Item 3.     Defaults upon Senior Securities................................   19

   Item 4.     Submission of Matters to a Vote of Security Holders............   19

   Item 5.     Other Information..............................................   19

   Item 6.     Exhibits and Reports on Form 8-K...............................   19

   Signatures  ...............................................................   20

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                             MARCH 31          DECEMBER 31
                                                               2000               1999
                                                          -------------------------------
                                                                   (Unaudited)

ASSETS
Investments:
  Fixed maturity securities, available for sale               $  989,542   $1,161,655
  Equity securities, available for sale                           65,873       79,712
  Limited investment partnerships                                 54,969       43,085
  Equity investees                                                16,071       16,968
  Real estate and mortgage loans                                   7,982        8,016
  Short-term investments                                          40,384      105,244
                                                          -------------------------------
Total investments                                              1,174,821    1,414,680

Cash                                                              19,781       43,219
Premiums and agents' balances receivable, less allowances
  for doubtful accounts (2000--$9,888; 1999--$9,864)             166,711      183,589
Reinsurance recoverables on:
  Paid losses and loss adjustment expenses                        44,343       45,025
  Unpaid losses and loss adjustment expenses                     480,683      473,633
Prepaid reinsurance premiums                                     105,051      176,607
Accrued investment income                                         14,465       16,848
Federal income taxes recoverable                                   8,412          647
Deferred policy acquisition costs                                 68,817      129,746
Deferred federal income taxes                                      7,685       10,565
Property, furniture, equipment and software                       55,597       57,987
Intangible assets                                                 24,661       44,217
Other assets                                                      33,364       38,774
                                                          -------------------------------
TOTAL ASSETS                                                  $2,204,391   $2,635,537
                                                          ===============================



See notes to the consolidated financial statements.

                FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              MARCH 31          DECEMBER 31
                                                                                2000               1999
                                                                          --------------------------------------
                                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
  Unpaid losses                                                               $  951,306         $  982,123
  Unpaid loss adjustment expenses                                                340,587            331,187
  Unearned premiums                                                              358,543            649,736
                                                                          --------------------------------------
Total policy liabilities                                                       1,650,436          1,963,046

Funds withheld under reinsurance contracts                                       117,057            137,894
Bank debt                                                                         67,800            142,800
Reinsurance balances payable                                                      77,483             65,103
Other liabilities                                                                 55,124             80,796
                                                                          --------------------------------------
TOTAL LIABILITIES                                                              1,967,900          2,389,639

Guaranteed preferred beneficial interest in Company's
  convertible subordinated debentures                                            167,393            167,345

Shareholders' equity:
Preferred Stock, par value $.01 per share
  (shares authorized and unissued; 1,000,000)                                        --                 --
Common Stock, par value $.01 per share
  (shares authorized: 150,000,000,
   shares issued: 37,646,663)                                                        376                376
Additional paid-in capital                                                       450,886            450,886
Accumulated other comprehensive loss, net of tax                                 (14,272)           (18,617)
Deficit                                                                         (328,036)          (314,431)
                                                                          --------------------------------------
                                                                                 108,954            118,214

Treasury Stock--at cost (2000--3,927,908 shares;
  1999--3,830,570 shares)                                                        (39,856)           (39,661)
                                                                          --------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        69,098             78,553
                                                                          --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $2,204,391         $2,635,537
                                                                          ======================================

Book value per share                                                             $2.05              $2.32
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


                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                    ----------------------------------
                                                                        2000              1999
                                                                    ----------------------------------
REVENUES
Premiums earned                                                     $150,704              $140,255

Net investment income                                                 15,800                19,530
Net realized capital gains                                             3,645                 1,415
                                                                     ---------------------------------
Total net investment income                                           19,445                20,945
                                                                     ---------------------------------
    Total revenues                                                   170,149               161,200

EXPENSES
Losses                                                                77,361                57,787
Loss adjustment expenses                                              30,398                24,731
Amortization of policy acquisition costs                              38,512                29,618
Underwriting and other expenses                                       21,971                21,381
Restructuring related charges                                          9,696                    --
Minority interest in income of consolidated subsidiary trust           2,743                 2,767
Interest expense                                                       1,809                 1,305
                                                                     ---------------------------------
  Total expenses                                                     182,490               137,589
                                                                     ---------------------------------
  Income (loss) before income taxes                                  (12,341)               23,611

Provision for income taxes:
   State                                                                 227                   769
   Federal                                                             1,037                 6,422
                                                                     ---------------------------------
Total income tax expense                                               1,264                 7,191
                                                                     ---------------------------------
   NET INCOME (LOSS)                                                 (13,605)               16,420
Other comprehensive (loss) income, net of tax                          4,345               (11,554)
                                                                     ---------------------------------
   TOTAL COMPREHENSIVE INCOME (LOSS)                                 $(9,260)             $  4,866
                                                                     =================================
Earnings (loss) per common share:
   Basic                                                              $(0.40)                $0.45
                                                                     =================================
   Diluted                                                            $(0.40)                $0.41
                                                                     =================================
Weighted average common shares outstanding:
   Basic                                                              33,791                36,520
   Diluted                                                            33,791                44,694

Cash dividends declared per common share                                $--                  $0.07
                                                                     ==================================



See notes to the consolidated financial statements.

                 RONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                           2000           1999
                                                                                        -------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                                    $(13,605)          $16,420
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Increase in policy liabilities                                                   19,736            30,193
        Increase in reinsurance balances                                                (34,604)          (12,684)
        Increase in agents' balances and premiums receivable                               (693)          (18,954)
        Increase in deferred policy acquisition costs                                    (1,633)           (6,366)
        Increase in accrued investment income                                            (1,175)             (120)
        Deferred federal income tax expense                                                  --             4,986
        Depreciation and amortization                                                     6,262             4,165
        Realized capital gains                                                           (3,645)           (1,415)
        Other                                                                            11,477            (7,387)
                                                                                       ---------------------------
            NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (17,880)            8,838

INVESTING ACTIVITIES
  Proceeds from sales of fixed maturity securities                                       68,692            12,238
  Proceeds from calls, paydowns and maturities of fixed maturity securities              27,167            38,603
  Proceeds from sales of equity securities                                                9,944            14,451
  Proceeds from cancellation of interest rate swap                                        1,560                --
  Proceeds from sale of wholly-owned subsidiary, net of cash
     transferred and selling expenses                                                   142,102                --
  Purchases of fixed maturity securities                                               (172,518)         (121,058)
  Purchases of equity securities                                                         (7,465)          (18,202)
  Purchases of limited partnership investments                                           (9,962)           (2,250)
  Purchases of property, furniture, equipment and software                               (1,757)           (4,889)
  Purchases of intangible assets                                                           (440)           (5,751)
  Fee paid and funds loaned to ManagedComp Holdings, Inc. in
     connection with termination of proposed acquisition                                 (8,500)               --
  Short-term investments, net                                                            20,432            87,720
  Other, net                                                                                382               558
                                                                                       ---------------------------
            NET CASH PROVIDED BY INVESTING ACTIVITIES                                    69,637             1,420

FINANCING ACTIVITIES
   Proceeds from bank borrowings                                                             --            15,000
   Repayment of bank borrowings                                                         (75,000)               --
   Cash dividends paid                                                                       --            (2,580)
   Issuance of Common Stock                                                                  --                51
   Purchases of Treasury Stock                                                             (195)          (23,069)
                                                                                        ---------------------------
             NET CASH USED IN FINANCING ACTIVITIES                                      (75,195)          (10,598)
                                                                                        --------------------------
             DECREASE IN CASH                                                           (23,438)             (340)
             CASH AT BEGINNING OF YEAR                                                   43,219            28,335
                                                                                        -------------------------
             CASH AT END OF PERIOD                                                      $19,781           $27,995
                                                                                        =========================

See notes to consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Also, refer to "Managements Discussion and Analysis of Financial Condition and Results of Operations" for disclosures regarding the Company's reportable segments.

2.  EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings
   (loss) per common share (amounts in thousands, except per share data):

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                     2000                1999
                                                                                    --------------------------
     NUMERATOR:
     Net income (loss)                                                              $(13,605)           $16,420
                                                                                    ===========================

     Numerator for basic earnings (loss) per share--income (loss)
        available to common shareholders                                            $(13,605)           $16,420

     Effect of dilutive securities:
        Minority interest in income of consolidated subsidiary trust                      --              1,799
                                                                                    ---------------------------
        Numerator for diluted earnings (loss) per share--income (loss)
        available to common shareholders after assumed conversions                  $(13,605)           $18,219
                                                                                    ===========================

     DENOMINATOR:
     Denominator for basic earnings (loss) per share--weighted
        average shares                                                                33,791             36,520
     Effect of dilutive securities:
         Convertible Trust Originated Preferred Securities                                --              8,094
         Employee stock options                                                           --                 80
                                                                                    ---------------------------
     Dilutive potential common shares                                                     --              8,174
                                                                                    ---------------------------

     Denominator for diluted earnings (loss) per share--adjusted weighted
        average shares and assumed conversions                                        33,791             44,694
                                                                                    ===========================

     Earnings (loss) per common share:
         Basic                                                                        $(0.40)             $0.45
                                                                                    ===========================
         Diluted                                                                      $(0.40)             $0.41
                                                                                    ===========================

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                   (UNAUDITED)

3. SALE OF LYNDON INSURANCE GROUP, INC.
   Effective January 1, 2000, the Company sold Lyndon Insurance Group, Inc. ("Lyndon") to Protective Life Insurance Company for $163.5 million in cash, subject to certain purchase price adjustments. After legal and advisory fees, other selling costs and estimated purchase price adjustments the Company recognized a gain of approximately $1.2 million, which is included in net realized capital gains in the accompanying consolidated statements of operations.

   Following is a summary of revenues and expenses related to Lyndon included in the accompanying statements of operations (in thousands, except for per share data):

                                                                           THREE MONTHS ENDED
                                                                              MARCH 31, 1999
                                                                              --------------
      Premiums earned                                                            $  19,056
      Net investment income                                                          3,887
      Realized gains                                                                    21
                                                                                 ---------
            Total revenues                                                          22,964

      Losses                                                                        10,106
      LAE                                                                            1,147
      Amortization of policy acquisition costs                                       3,421
      Underwriting and other expenses                                                3,524
                                                                                 ---------
            Total expenses                                                          18,198
                                                                                 ---------
              Income before income taxes                                             4,766
                                                                                 ---------
      Provision for income taxes                                                     1,469
                                                                                 ---------
            Net income                                                           $   3,297
                                                                                 =========

      Earnings per common share:
            Basic                                                                   $ 0.09
                                                                                    ======
            Diluted                                                                 $ 0.07
                                                                                    ======

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                   (UNAUDITED)

4.  COMPREHENSIVE INCOME
    The components of comprehensive income are as follows (in thousands):


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2000               1999
                                                                              -------------------------
     Net income (loss)                                                      $(13,605)           $ 16,420
     Other comprehensive income (loss):
            Unrealized gains (losses), net of tax                              4,345             (11,554)
                                                                             ---------------------------
     Total comprehensive income (loss)                                      $ (9,260)          $   4,866
                                                                             ===========================

    Accumulated other comprehensive income consists of unrealized losses of $14.3 million and $18.6 million, net of related deferred federal income tax, as of March 31, 2000 and December 31, 1999, respectively.


5.  REINSURANCE
    The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                         2000                                    1999
                                            ----------------------------           -----------------------------
                                              Written           Earned               Written             Earned
                                            ----------------------------           -----------------------------
     Direct                                 $176,043          $192,749              $204,164           $192,678
     Assumed                                  18,360             9,983                12,487             10,129
     Ceded                                   (45,017)          (52,028)              (71,705)           (62,552)
                                           -----------------------------           -----------------------------
       Net Premiums                         $149,386          $150,704              $144,946           $140,255
                                           =============================           =============================

    The effect of reinsurance ceded reduced incurred loss and loss adjustment expense ("LAE") as follows (in thousands):


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2000                1999
                                                --------------------------
       Incurred losses                         $35,228             $39,441
       Incurred LAE                              6,663               6,255


    During the first quarter of 2000, the Company rescinded a reinsurance agreement with Reliance Insurance Company related to certain workers' compensation programs placed through Unicover Managers. As a result of the recission, the Company reversed approximately $12.3 and $10.3 million of previously ceded premiums written and earned, respectively. Additionally, the Company reversed approximately $4.9 million of ceded commission income and approximately $8.1 million of ceded incurred losses and LAE. Also, the Company received a cancellation fee of approximately $3.7 million, which is reflected in underwriting and other expenses in the accompanying statements of operations.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


6.  CREDIT FACILITY AND DEBT COVENANTS
    At May 1, 2000, the Company was in violation of certain financial covenants under the terms of the credit facility with a group of five banks, the head of which is Deutsche Bank A.G., New York Branch ("Deutsche Bank"). These violations permit Deutsche Bank to elect to accelerate repayment of amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral.

    In addition, the Company is in violation of certain financial cross-covenants included in agreements underlying the guarantees by the Company of the bank loan to Douglass/Frontier LLC and amounts borrowed under the officer loan program. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

    The Company had received waivers for such violations through April 30, 2000 and is currently negotiating revisions to its financial covenants.

7.  RELATED PARTY TRANSACTION
    As previously disclosed in the Company's 1999 Form 10-K, at December 31, 1999, the Company owned a 60% interest in Metro Partners, Inc. ("Metro Partners"). Metro Partners, organized in 1998 by an executive vice president and a director of the Company, provides administrative services to insurance agents and brokers. During the first quarter of 2000, the Company purchased Emmis Holdings, a holding company which owns 30% of Metro Partners, for approximately $97,000 thus increasing the Company's ownership in Metro Partners to 90%. The purchase price for the additional 30% interest exceeded the related net tangible assets by approximately $750,000 which amount was immediately written off and is reflected in underwriting and other expenses in the accompanying consolidated statements of operations.

8.  RESTRUCTURING RELATED CHARGES
    As part of its Corrective Action Plan ("CAP") implemented during the first quarter of 2000, the Company decided to close several underwriting operations and reduce staffing levels at its home office location. In addition to severance costs of approximately $2.7 million related to staff reductions, goodwill of approximately $2.5 million related to the closed underwriting operations was written off. Restructuring related charges in the accompanying statement of operations also includes the $4.5 million fee related to the termination of the proposed acquisition of ManagedComp Holdings, Inc..

    The $2.7 million severance cost reflects the termination of 117 employees. Following is a summary of the accrued severance costs included in other liabilities in the accompanying balance sheet:

               Balance at January 1, 2000                             $   --
                 Provision for severance costs                         2,687
                 Severance benefits paid                                (616)
                                                                ------------
               Balance at March 31, 2000                              $2,071
                                                                ============

    The Company expects additional restructuring and related severance costs will be incurred throughout the remainder of 2000 as it continues to implement its expense reduction and cost containment initiatives.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                   (UNAUDITED)


9.  SUBSEQUENT EVENT
    On May 16, 2000, the Company announced that it had entered into a definitive agreement to sell Regency Insurance Company ("Regency") to Tomoka Re Holdings, Inc., the closing of which is subject to regulatory approval and expected to be completed during the second quarter. The purchase price will be based on Regency's statutory capital and surplus as of May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report, on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: recent rating agency downgrades, lack of liquidity, regulatory agency oversight, the need to negotiate financial covenants under which the Company is in violation, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, changes in generally accepted accounting principles and the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and those listed from time to time in the Company's other Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's Annual Report on Form 10_K for the year ended December 31, 1999.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

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

The Company evaluates segment performance based on profit or loss before investment income (including equity in net income of investees accounted for by the equity method, capital gains/losses and net of interest on funds held), interest expense, other corporate expenses and income taxes. Additionally, depreciation and amortization expense are included in the evaluation of segment performance. Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes. Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income.

    The following is a summary of premiums earned by segment (in thousands):

                                                                              THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                      ---------------------------
                                                                          2000             1999
                                                                      ---------------------------
NET PREMIUMS EARNED BY SEGMENT:
  Health Care                                                          $  39,365         $ 46,610
  Surety                                                                  29,945           23,074
  Alternative Risk                                                        19,204            7,403
  Specialty Programs                                                      39,876           22,891
  Environmental, Excess and Surplus Lines                                 14,933           16,964
  Personal, and Credit-Related:
      Lyndon                                                                   -           19,056
      Other                                                                7,381            4,257
                                                                      ---------------------------
          Total                                                         $150,704         $140,255
                                                                      ===========================



The following is a summary of profit (loss) by segment (in thousands):

                                                                              THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                      ---------------------------
                                                                           2000             1999
                                                                      ---------------------------
SEGMENT PROFIT (LOSS):
  Health Care                                                           $(11,372)        $ (1,534)
  Surety                                                                   3,321            3,836
  Alternative Risk                                                         3,181            1,110
  Specialty Programs                                                     (12,716)           1,296
  Environmental, Excess and Surplus Lines                                   (870)           1,994
  Personal, and Credit-Related:
      Lyndon                                                                   -              896
      Other                                                                 (292)            (100)
                                                                      ---------------------------
  Total segment profit (loss)                                            (18,748)           7,498

Reconciling items:
      Total net investment income                                         19,445           20,945
      Interest expense                                                    (4,552)          (4,072)
      Other corporate (expenses), net                                     (8,486)            (760)
                                                                      ---------------------------
Consolidated income before taxes                                       $ (12,341)        $ 23,611
                                                                      ===========================



The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                       STATUTORY COMBINED RATIO              GAAP COMBINED RATIO
                                                             THREE MONTHS                       THREE MONTHS
                                                            ENDED MARCH 31,                     ENDED MARCH 31,
                                                       ------------------------              --------------------
                                                         2000             1999                2000           1999
                                                       ------------------------              --------------------
Losses                                                    62.9%            41.4%              51.3%          41.2%
Loss adjustment expenses ("LAE")                          20.0             18.9               20.2           17.6
Underwriting and other operating expenses                 43.8             36.0               46.6           36.4
                                                        -----------------------             ---------------------
  Total combined ratio                                   126.7%            96.3%             118.1%          95.2%
                                                        =======================             =====================

NET PREMIUMS EARNED
The $10.5 million or 7% increase in net premiums earned during the three months ended March 31, 2000 compared to the same period in 1999 was primarily attributable to continued growth in certain core and new programs within the Surety and Specialty Programs Divisions and the effects of the recission of a reinsurance treaty with Reliance National that was placed through Unicover Managers. The growth in these divisions was offset by the effect of the sale of Lyndon Insurance Group, Inc. ("Lyndon"), planned decreases in unprofitable programs within the Health Care Division, and loss of business in the Environmental, Excess and Surplus Lines Division due to recent rating downgrades.

Net premiums earned for the Health Care Division decreased 16% from $46.6 million during the three month period ended March 31, 1999 to $39.4 million for the same period in 2000. Beginning in 1998, the Company began taking various actions to improve the results of its medical malpractice business. Such actions included exiting certain classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $5 million decrease in earned premiums in the first quarter of 2000 when compared to the first quarter of 1999. Also, lower retention of premiums under a new reinsurance contract and competitive pricing conditions in the health and human services sector of the market resulted in an additional decrease of approximately $3.7 million. These decreases were slightly offset by the growth of a workers' compensation program for health care facilities written through one managing general agent which had an increase of $1.4 million in the first quarter of 2000 when compared to the same period in 1999.

Net premiums earned for the Surety Division continued to grow in all programs due to geographic expansion and the acquisition of several bond agencies with a 30% increase from approximately $23 million in the first quarter of 1999 to $30 million in 2000. Growth in net premiums earned occurred primarily in the custom and license and permit bond programs, which programs showed increases of approximately $1.7 million and $1.8 million, respectively. In addition, a miscellaneous performance bond program which the Company began writing in May of 1999 contributed an additional $1.6 million of earned premiums for the first quarter of 2000.

The approximate $11.8 million increase in net premiums earned in the Alternative Risk Division during the first quarter of 2000 as compared to 1999 is primarily attributable to the effect of the Unicover recission.

The approximate $17 million increase in net premiums earned for the Specialty Programs Division was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market. Most notably, the Company began a short term auto rental program in March of 1999 that generated an approximate $3.7 million increase in net premiums earned for the first quarter of 2000 over the same period in 1999. A variety of smaller commercial auto related programs generated an additional increase of $3.8 million of net premiums earned for the first quarter. In addition, a California workers' compensation program introduced in March of 1999 generated an approximate increase of $4.7 million in net premiums earned in the first quarter of 2000. The remaining $4.8 million increase in net premiums earned was attributable to growth in a number of smaller programs including a summer camp program, a municipality program, an elevator contractor program, and an auto dealer program, none of which were individually significant.

The $2 million decrease in net premiums earned for the Environmental, Excess and Surplus Lines Division resulted from loss of business due to the recent rating downgrades and mainly affected the California contractors' liability and environmental and pollution liability programs.

The 68% decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the sale of Lyndon, which was effective January 1, 2000. This decrease was slightly offset by organic growth in the Company's remaining programs in this division, most notably an increase of approximately $1 million in a mobile homeowners program written through one managing general agent.

NET INVESTMENT INCOME
Net investment income decreased from $19.5 million in 1999 to $15.8 million in 2000 primarily due to the sale of Lyndon . During the first quarter of 1999, Lyndon accounted for approximately $3.9 million of net investment income. Excluding Lyndon, net investment income for the first quarter of 2000 increased 1.5% to $15.8 over the 1999 comparable period. Such increase was primarily the result of a larger investment portfolio and more attractive reinvestment yields. Due to the Company's current tax position, management is currently investing in higher yielding taxable securities. Additionally, during the fourth quarter of 1999, the Company paid approximately $45 million under its Zurich N.A aggregate stop loss agreement. Accordingly, during the first quarter of 2000 the Company recorded interest expense related to funds held under the stop loss agreement of approximately $2.0 million compared to to $2.8 million in 1999. Such increases were offset by approximately $500,000 in losses related to certain equity investees.

During the first quarter of 2000, realized capital gains increased 157.6% to $3.6 million compared to $1.4 million in 1999. Such increase was due to gains of $1.6 million and $1.2 million recognized in connection with the cancellation of an interest rate swap and the sale of Lyndon, respectively.

LOSSES AND LAE
The overall loss and LAE ratio increased from 58.8% in 1999 to 71.5% in 2000 due to a change in business mix and more notably, the fact that reserve levels at March 31, 1999 proved to be significantly deficient based on the results of an in-depth actuarial study completed during the third quarter of 1999. Excluding certain unusual 1999 reserve adjustments during the fourth quarter related to a reduction of SUNY recoverables and losses related to certain performance and payment bonds, the loss and LAE ratio for the first quarter of 2000 was consistent with the ratio noted during the fourth quarter of 1999.

AMORTIZATION OF POLICY ACQUISITION COSTS
Amortization of policy acquisition costs represented 25.6% of net premiums earned in the first quarter of 2000 compared to 21.1% and, excluding Lyndon, 21.6% during the 1999 period. The increase, excluding Lyndon was due to "cut-through fees", contingent commission costs within the Personal and Credit-Related Division and prior year premium tax refunds.

As a result of recent rating agency downgrades, the Company entered into cut-through reinsurance agreements effective December 1, 1999 with "A" rated insurance companies, Clarendon Insurance Group ("Clarendon"),and for surety business, a subsidiary of NAC Reinsurance Corporation ("NAC Re"). These cut-through arrangements effectively provide assurance to the Company's insureds that Clarendon or NAC Re will pay claims in the event of the Company's insolvency. During the first quarter of 2000, the Company incurred cut-through fees of approximately $1.8 million.

During the second quarter of 1999, the Company's Personal and Credit-Related Divsion entered into a contingent commission agreement with the managing general agent producing the Company's Florida mobile homeowners business. In connection with this agreement, during the first quarter of 2000, the Company recognized contingent commission expense of approximately $1.7 million.

During the first quarter of 1999, the Company recorded premium tax refunds related to prior years of approximately $4 million. During the first quarter of 2000, premium tax refunds related to prior years amounted to approximately $ 0.7 million.

UNDERWRITING AND OTHER EXPENSES
Underwriting and other expenses as a percentage of net premiums earned decreased from 15.2% in the first quarter of 1999 to 14.6% in the 2000 quarter. Excluding Lyndon, as a percentage of net premiums earned, underwriting and other expenses decreased slightly from 14.7% in 1999 to 14.6% in 2000.

During the second quarter of 1999, the Company created an e-commerce entity, OneStop.Com ("OneStop"). OneStop is a business to business, direct marketing company designed to offer pertinent, value added products, services and information to affinity groups via the internet. During the first quarter of 2000, OneStop recognized losses of approximately $3.2 million. In addition, the Company's other non-insurance operations reported losses of approximately $1.6 million, including a write down of goodwill of approximately $0.8 million. Partially offsetting these losses was a cancellation fee received by the Company related to the recission of the Reliance Insurance Company reinsurance treaty of approximately $3.7 million.

RESTRUCTURING RELATED CHARGES
As part of its Corrective Action Plan ("CAP") implemented during the first quarter of 2000, the Company recognized approximately $9.7 million of restructuring related charges. For additional disclosure regarding the restructuring related charges see Note 8 of the Notes to the Consolidated Financial Statements - Restructuring Related Charges.

INTEREST EXPENSE
The increase in interest expense in the first quarter of 2000 over the 1999 quarter was due to increased borrowings and higher interest rates charged on the Deutsche Bank Credit Facility. Such increase was partially offset by lower interest costs resulting from the repayment on the outstanding credit facility of $75 million on January 21, 2000.

INCOME TAXES
Despite reporting a loss before taxes of approximately $12.3 million, the Company has estimated current tax expense of approximately $1.0 million as a result of the alternative minimum tax ("AMT") primarily due to limitations related to the utilization of net operating losses. The Company has estimated federal taxable income for the first quarter of 2000 due to the sale of Lyndon, which sale closed on January 20, 2000. Although the AMT expense is available as a credit in future years to offset future regular tax expense, management currently believes it is more likely than not that the AMT credit will not be realized in the near future and during the first quarter has increased the valuation allowance for deferred tax assets by an amount equal to the AMT credit.

LIQUIDITY AND CAPITAL RESOURCES
Negative cash flows from operations of approximately $17.9 million during the first quarter of 2000 were primarily related to an overall acceleration of claim settlements within the medical malpractice and commercial automobile lines of business, and the settlement of one surety performance bond for approximately $8 million.

The Company used the proceeds from the sale of Lyndon, which closed during the first quarter, to repay $75 million in bank debt and contribute $80 million to Frontier Insurance Company ("Frontier") in order to strengthen Frontier's capital and surplus.

On May 16, 2000, the Company entered into a definitive agreement for the sale of Regency Insurance Company ("Regency"), which sale is expected to close during the second quarter, at which time the sales price, based on Regency's statutory capital and surplus as of May 31, 2000, will be determined. In connection with the implementation of its Corrective Action Plan, the Company is also pursuing the sale of certain other assets, including Western Indemnity Insurance Company, United Capitol Insurance Company, and its Surety Division operations. The completion of such sales is expected to provide sufficient funding for the Company's liquidity and capital needs both at the holding company and insurance subsidiary levels. However, the successful consummation of such sales cannot be assured and would, in some instances, also require regulatory approval.


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

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. At March 31, 2000 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $1.5 million.

SHAREHOLDER LITIGATION
Following the Company's November 5, 1994 announcement of its third_quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre_trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co_lead counsel for the plaintiffs and set forth a timetable for class certification, motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales, all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company.

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

RATING AGENCIES
In April 2000, the Company's insurance subsidiaries were downgraded to C++ ("Marginal") by A.M. Best Company, Inc. ("A.M. Best"). These, or any further downgrades of the Company's insurance subsidiaries by A.M. Best or other rating agencies, could materially adversely affect the Company's operations.

CHANGE IN CERTIFYING ACCOUNTANTS
In December 1999, the Securities and Exchange Commission ("SEC") adopted new rules designed to improve disclosure relating to the composition and practices of audit committees and to enhance the reliability and credibility of financial statements for public companies. Among other things, the new rules require that, effective for fiscal quarters ending on or after March 15, 2000, companies' interim financial statements be reviewed by independent auditors before companies file their Form 10-Q with the SEC.

However, on May 1, 2000, Ernst & Young LLP ("E&Y"), the Company's independent accountants, notified the Company of E&Y's decision to decline to stand for reelection as the Company's auditors for 2000 and the Company's Board of Directors is in the process of selecting successor independent accountants. As such, the accompanying consolidated financial statements included in this Form 10-Q have not been reviewed by independent accountants.

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

Costs incurred in connection with remediating the Company's systems, amounted to approximately $3 million. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's investment portfolio is subject to market risk arising from potential changes in value in various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risk which most affect the Company's investment portfolio is interest rate risk associated with investments held in fixed maturities and equity price risk associated with investments held in equity securities. As of March 31, 2000, the market risk exposures have not materially changed from December 31, 1999.

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              At May 1, 2000, the Company was in violation of certain financial covenants under the terms of the credit facility with a group of five banks, the head of which is Deutsche Bank A.G., New York Branch ("Deutsche Bank"). These violations permit Deutsche Bank to elect to accelerate repayment of amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral. In addition, the Company is in violation of certain financial cross-covenants included in agreements underlying the guarantees by the Company of the bank loan to Douglass/Frontier LLC and amounts borrowed under the officer loan program. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

              The Company had received waivers for such violations through April 30, 2000 and is currently negotiating revisions to its financial covenants.

              On May 16, 2000, the Company announced that it had entered into a definitive agreement to sell Regency Insurance Company ("Regency") to Tomoka Re Holdings, Inc., the closing of which is subject to regulatory approval and expected to be completed during the second quarter. The purchase price will be based on Regency's statutory capital and surplus as of May 31, 2000.

Item 6.       Exhibits and Reports on Form 8-K

              a.   Exhibits

                   Exhibit 27 -- Financial Data Schedule

              b.   Reports on form 8-K

                   Report on Form 8-K filed on May 8, 2000 for an event (Change in the Registrant's Certifying Accountants) which occurred on May 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 19, 2000                       Frontier Insurance Group, Inc.
                                          ------------------------------
                                                   (Registrant)

                             By:             /s/ Patrick W. Kenny
                                 -----------------------------------------------
                                                 Patrick W. Kenny
                                 Executive Vice President -- Treasurer and Chief
                                                 Financial Officer
                                           (Principal Financial Officer
                                            and Duly Authorized Officer)

                             By:            /s/ Jeffrey C. Gordon
                                 -----------------------------------------------
                                                Jeffrey C. Gordon
                                          Vice President -- Controller
                                          (Principal Accounting Officer
                                           and Duly Authorized Officer)