Form 10-Q
period 2000-06-30
FRONTIER INSURANCE GROUP INC
filed 2000-08-21
CIK 797496

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

            (x) Yes                                  ( ) No

The aggregate number of shares of the Registrant's Common Stock. $.01 par value, outstanding on August 16, 2000 was 33,718,755.

--------------------------------------------------------------------------------

                         FRONTIER INSURANCE GROUP, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                  Page

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2000 (Unaudited)
              and December 31, 1999.......................................................       3-4

              Consolidated Statements of Operations and Comprehensive Income (Loss)
              (Unaudited) for the Three Months and Six Months Ended June 30, 2000
              and 1999....................................................................         5

              Consolidated Statements of Cash Flows (Unaudited) for the Six Months
              Ended June 30, 2000 and 1999................................................         6

              Notes to the Consolidated Financial Statements (Unaudited)..................      7-12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................     13-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................        22

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................        23

     Item 2.  Changes in Securities.......................................................        23

     Item 3.  Defaults upon Senior Securities.............................................        23

     Item 4.  Submission of Matters to a Vote of Security Holders.........................        23

     Item 5.  Other information...........................................................        23

     Item 6.  Exhibits and Reports on Form 8-K............................................        23

     Signatures...........................................................................        24

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 JUNE 30,               DECEMBER 31,
                                                                                   2000                     1999
                                                                               -----------              ------------
                                                                               (Unaudited)
ASSETS
Investments:
   Fixed maturity securities, available for sale                               $  938,635                $1,161,655
   Equity securities, available for sale                                           73,026                    79,712
   Limited investment partnerships                                                 44,029                    43,085
   Equity investees                                                                15,976                    16,968
   Real estate and mortgage loans                                                   7,952                     8,016
   Short-term investments                                                          29,784                   105,244
                                                                               ----------                ----------
Total investments                                                              $1,109,402                 1,414,680
Cash                                                                               24,516                    43,219
Premiums and agents' balances receivable, less allowances
    for doubtful accounts (2000--$6,721; 1999--$9,864)                            139,938                   183,589
Reinsurance recoverables on:
    Paid losses and loss adjustment expenses                                       47,886                    45,025
    Unpaid losses and loss adjustment expenses                                    466,124                   473,633
Prepaid reinsurance premiums                                                       60,071                   176,607
Accrued investment income                                                          14,242                    16,848
Federal income taxes recoverable                                                    9,266                       647
Deferred policy acquisition costs                                                  52,354                   129,746
Deferred federal income taxes                                                       6,998                    10,565
Property, furniture, equipment and software                                        49,433                    57,987
Intangible assets                                                                  11,365                    44,217
Other assets                                                                       39,142                    38,774
                                                                               ----------                ----------
TOTAL ASSETS                                                                   $2,030,737                $2,635,537
                                                                               ==========                ==========

See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    2000                    1999
                                                                                 ----------             ------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
   Unpaid losses                                                                 $  939,154              $  982,123
   Unpaid loss adjustment expenses                                                  342,713                 331,187
   Unearned premiums                                                                263,299                 649,736
                                                                                 ----------              ----------
Total policy liabilities                                                          1,545,166               1,963,046

Funds withheld under reinsurance contracts                                          123,276                 137,894
Bank debt                                                                            67,800                 142,800
Reinsurance balances payable                                                         44,066                  65,103
Other liabilities                                                                    66,581                  80,796
                                                                                 ----------              ----------
TOTAL LIABILITIES                                                                 1,846,889               2,389,639

Guaranteed preferred beneficial interest in Company's
   convertible subordinated debentures                                              167,441                 167,345

Shareholders' equity:
Preferred Stock, par  value $.01 per share
   (shares authorized and unissued: 1,000,000)                                          --                     --
Common Stock, par value $.01 per share
   (shares authorized: 150,000,000;
    shares issued: 37,646,663)                                                          376                     376
Additional paid-in capital                                                          450,886                 450,886
Accumulated other comprehensive loss, net of tax                                    (12,997)                (18,617)
Deficit                                                                            (382,002)               (314,431)
                                                                                 ----------              ----------
                                                                                     56,263                 118,214
Treasury Stock--at cost (2000-3,927,908 shares;
   1999-3,830,570 shares)                                                           (39,856)                (39,661)
                                                                                 ----------              ----------
TOTAL SHAREHOLDERS' EQUITY                                                           16,407                  78,553
                                                                                 ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $2,030,737              $2,635,537
                                                                                 ==========              ==========
Book value per share                                                             $     0.49              $     2.32
                                                                                 ==========              ==========

See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                 -------------------------       -------------------------
                                                    2000            1999            2000            1999
                                                 ---------       ---------       ---------       ---------
REVENUES
Premiums earned                                   $130,808        $137,922        $281,512        $278,177

Net investment income                               16,261          19,164          32,061          38,694
Net realized capital gains (losses)                 (2,341)          2,307           1,304           3,722
                                                  --------        --------        --------        --------
   Total net investment income                      13,920          21,471          33,365          42,416
                                                  --------        --------        --------        --------
Total revenues                                     144,728         159,393         314,877         320,593

EXPENSES
Losses                                              82,938          54,915         160,299         112,702
Loss adjustment expenses                            36,650          23,863          67,048          48,594
Amortization of policy acquisition costs            35,398          32,178          73,910          61,796
Underwriting and other expenses                     27,218          19,276          45,202          39,897
Restructuring related charges                        4,864            --            10,060            --
ManagedComp termination fee                           --              --             4,500            --
Other corporate expenses                             7,297             675          11,284           1,435
Minority interest in income of consolidated
   subsidiary trust                                  2,779           2,720           5,522           5,487
Interest expense                                     1,515           1,972           3,324           3,277
                                                  --------        --------        --------        --------
   Total expenses                                  198,659         135,599         381,149         273,188
                                                  --------        --------        --------        --------
   Income (loss) before income taxes               (53,931)         23,794         (66,272)         47,405

Provision for income taxes:
   State                                               (25)            446             202             773
   Federal                                              60           6,992           1,097          13,856
                                                  --------        --------        --------        --------
Total income tax expense (benefit)                      35           7,438           1,299          14,629
                                                  --------        --------        --------        --------
   NET INCOME (LOSS)                               (53,966)         16,356         (67,571)         32,776
Other comprehensive gain (loss), net of tax          1,275         (14,597)          5,620         (26,151)
                                                  --------        --------        --------        --------
   TOTAL COMPREHENSIVE INCOME (LOSS)              $(52,691)       $  1,759        $(61,951)       $  6,625
                                                  ========        ========        ========        ========

Earnings (loss) per common share:
   Basic                                          $  (1.60)       $    .47        $  (2.00)       $    .92
                                                  --------        --------        --------        --------
   Diluted                                        $  (1.60)       $    .42        $  (2.00)       $    .83
                                                  --------        --------        --------        --------

Weighted average common shares outstanding:
   Basic                                            33,719          34,726          33,755          35,618
   Diluted                                          33,719          42,956          33,755          43,819

Cash dividends declared per common share          $   --          $    .07        $   --          $    .14
                                                  ========        ========        ========        ========

See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  -------------------------
                                                                                     2000            1999
                                                                                  ---------       ---------
OPERATING ACTIVITIES
   Net income (loss)                                                              $ (67,571)      $  32,776
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Increase (decrease) in policy liabilities                                  (51,644)         44,767
         Increase in reinsurance balances                                           (30,393)        (33,607)
         Increase in agents' balances and premiums receivable                        22,584         (40,764)
         Decrease (increase) in deferred policy acquisition costs                    12,379         (18,947)
         Increase in accrued investment income                                       (1,148)           (895)
         Deferred federal income tax expense                                           --            11,566
         Depreciation and amortization                                               18,439          10,586
         Realized capital gains (losses)                                              1,034          (3,722)
         Other                                                                       21,403          50,803
                                                                                  ---------       ---------
              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (74,917)         52,563

INVESTING ACTIVITIES
   Proceeds from sales of fixed maturity securities                                 135,756          34,534
   Proceeds from calls, paydowns and maturities of fixed maturity securities         40,109          70,380
   Proceeds from sales of equity securities                                          12,273          23,897
   Proceeds from sales of limited partnership investments                            10,150            --
   Proceeds from cancellation of interest rate swap                                   1,560            --
   Proceeds from sales of wholly-owned subsidiaries, net of cash transferred
      and selling expenses                                                          150,289            --
   Purchases of fixed maturity securities                                          (212,409)       (217,669)
   Purchases of equity securities                                                   (12,441)        (29,783)
   Purchases of limited partnership investments                                     (11,089)
   Purchases of property, furniture, equipment and software                          (1,470)        (13,947)
   Fees paid and funds loaned to ManagedComp Holdings, Inc. in connection
      with termination of proposed acquisition                                       (8,500)           --
   Purchases of intangible assets                                                      (538)        (13,025)
   Short-term investments, net                                                       27,363          90,784
   Other, net                                                                           356          (5,419)
                                                                                  ---------       ---------
              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   131,409         (60,248)

FINANCING ACTIVITIES
   Proceeds from bank borrowings                                                       --            35,300
   Repayment of bank borrowings                                                     (75,000)           --
   Cash dividends paid                                                                 --            (5,027)
   Issuance of Common Stock                                                            --               461
   Purchases of Treasury Stock, net                                                    (195)        (25,781)
                                                                                  ---------       ---------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (75,195)          4,953
                                                                                  ---------       ---------
              DECREASE IN CASH                                                      (18,703)         (2,732)
              CASH AT BEGINNING OF YEAR                                              43,219          28,335
                                                                                  ---------       ---------
              CASH AT END OF PERIOD                                               $  24,516       $  25,603
                                                                                  =========       =========

See notes to consolidated financial statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. All share and per share information presented in the accompanying financial statements and these notes thereto have been adjusted to give effect to stock dividends and stock splits. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Also, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosures regarding the Company's reportable segments.

2.   EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in thousands, except per share data):

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                        ----------------------      ----------------------
                                                                          2000           1999         2000           1999
                                                                        --------       -------      --------       -------
NUMERATOR:
Net income (loss)                                                       $(53,966)      $16,356      $(67,571)      $32,776
                                                                        ========       =======      ========       =======
Numerator for basic earnings (loss) per share--income (loss)
    available to common shareholders                                    $(53,966)      $16,356      $(67,571)      $32,776

Effect of dilutive securities:
    Minority interest in income of consolidated subsidiary trust            --           1,768          --           3,567
                                                                        --------       -------      --------       -------
    Numerator for diluted earnings (loss) per share--income (loss)
        available to common shareholders after assumed conversions      $(53,966)      $18,124      $(67,571)      $36,343
                                                                        ========       =======      ========       =======
DENOMINATOR:
Denominator for basic earnings (loss) per share--weighted average
    shares                                                                33,719        34,726        33,755        35,618
Effect of dilutive securities:
    Convertible Trust Originated Preferred Securities                       --           8,094          --           8,094
    Employee stock options                                                  --             136          --             107
                                                                        --------       -------      --------       -------
Dilutive potential common shares                                            --           8,230          --           8,201
                                                                        --------       -------      --------       -------
Denominator for diluted earnings (loss) per share--adjusted
    weighted average shares and assumed conversions                       33,719        42,956        33,755        43,819
                                                                        ========       =======      ========       =======
Earnings (loss) per common share:
    Basic                                                               $  (1.60)      $   .47      $  (2.00)      $   .92
                                                                        ========       =======      ========       =======
    Diluted                                                             $  (1.60)      $   .42      $  (2.00)      $   .83
                                                                        ========       =======      ========       =======

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

3.   SALES OF SUBSIDIARIES

     Effective January 1, 2000, the Company sold Lyndon Insurance Group, Inc. ("Lyndon") to Protective Life Insurance Company for $163.5 million in cash, subject to certain purchase price adjustments. After legal and advisory fees, other selling costs and estimated purchase price adjustments, the Company recognized a gain of approximately $1.2 million, which is included in net realized capital gains in the accompanying consolidated statements of operations.

     Following is a summary of Lyndon's revenues and expenses included in the accompanying statements of operations (in thousands, except for per share data):

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                           JUNE 30, 1999      JUNE 30, 1999
                                           -------------      -------------
Premiums earned                               $18,268            $37,324
Net investment income                           3,945              7,832
Realized gains                                    319                340
                                              -------            -------
   Total revenues                              22,532             45,496

Losses                                          9,003             19,109
LAE                                             1,313              2,460
Amortization of policy acquisition costs        3,055              6,476
Underwriting and other expense                  4,879              8,403
                                              -------            -------
   Total expenses                              18,250             36,448
                                              -------            -------
      Income before income taxes                4,282              9,048
Provision for income taxes                      1,278              2,747
                                              -------            -------
   Net income                                 $ 3,004            $ 6,301
                                              =======            =======

Earnings per common share:
   Basic                                      $   .09            $   .18
                                              -------            -------
   Diluted                                    $   .07            $   .14
                                              =======            =======




     Effective June 1, 2000, the Company sold Regency Insurance Company ("Regency") to Tomoka Re Holdings, Inc. for approximately $6.7 million in cash. After transaction costs, the Company recognized a loss of approximately $2.3 million, which is included in net realized capital gains in the accompanying consolidated statements of operations. Regency's operations were not material to the consolidated financial statements. For the three and six-months ended June 30, 1999, Regency recognized net income of approximately $120,000 and $155,000, respectively. For the two and five-months ended May 31, 2000, Regency recognized net losses of approximately $900,000 and $1.4 million, respectively.

     Following is a summary of the assets and liabilities related to Lyndon and Regency which are included in the accompanying consolidated balance sheet at December 31, 1999 (in thousands):

                                              LYNDON        REGENCY        TOTAL
                                              ------        -------        -----
ASSETS
  Invested assets                            $306,420       $10,651       $317,071
  Other assets                                214,817        37,119        251,936
                                             --------       -------       --------
                                             $521,237       $47,770       $569,007
                                             ========       =======       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Unpaid losses and LAE                      $ 46,168       $14,542       $ 60,710
  Unearned premiums                           286,178        19,154        305,332
  Other liabilities                            38,139         3,739         41,878
                                             --------       -------       --------
Total liabilities                             370,485        37,435        407,920
Shareholder's equity                          150,752        10,335        161,087
                                             --------       -------       --------
Total liabilities and shareholder's equity   $521,237       $47,770       $569,007
                                             ========       =======       ========

     In June 2000, the Company closed its wholly-owned subsidiary, OneStop.Com, Inc. ("OneStop"), an e-commerce entity created during the second quarter of 1999 to market products and services to affinity groups via the internet.

     OneStop recognized net losses of approximately $122,000 for the three and six-months ended June 30, 1999, and approximately $3.2 million and $10.7 million for the three and six-months ended June 30, 2000, respectively. Such losses, excluding a $3.7 million impairment charge and approximately $756,000 in severance costs incurred during the second quarter and classified as restructuring related charges in the accompanying statements of operations, are included in other corporate expenses in the accompanying consolidated statements of operations.

     On July 11, 2000, the Company sold OneStop to SolutionsAmerica, Inc. ("SolutionsAmerica") (see Note 11 Subsequent Events).

4.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  --------------------------          --------------------------
                                                    2000              1999              2000              1999
                                                  --------          --------          --------          --------
Net income (loss)                                 $(53,966)         $ 16,356          $(67,571)         $ 32,776
Other comprehensive income (loss):
    Unrealized gains (losses), net of tax            1,275           (14,597)            5,620           (26,151)
                                                  --------          --------          --------          --------
      Total comprehensive income (loss)           $(52,691)         $  1,759          $(61,951)         $  6,625
                                                  ========          ========          ========          ========

     Accumulated other comprehensive loss consists of unrealized losses of $13 and $18.6 million, net of related deferred federal income tax, as of June 30, 2000 and December 31, 1999, respectively.

5.   REINSURANCE

     The effect of reinsurance on premiums written and earned is as follows (in thousands):

                      THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
           --------------------------------------------------     ---------------------------------------------------
                    2000                       1999                        2000                        1999
                  PREMIUMS                   PREMIUMS                    PREMIUMS                    PREMIUMS
           ----------------------     -----------------------     -----------------------     -----------------------
           Written       Earned       Written        Earned       Written        Earned       Written        Earned
           --------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Direct     $ 80,091      $164,168      $252,308      $201,910      $256,134     $ 356,917     $ 456,472     $ 394,588
Assumed      35,604        24,000         5,185        10,158        53,964        33,983        17,672        20,287
Ceded       (27,061)      (57,360)      (81,703)      (74,146)      (72,078)     (109,388)     (153,408)     (136,698)
           --------      --------      --------      --------      --------     ---------     ---------     ---------
Net        $ 88,634      $130,808      $175,790      $137,922      $238,020     $ 281,512     $ 320,736     $ 278,177
           ========      ========      ========      ========      ========     =========     =========     =========


     The effect of reinsurance ceded decreased (increased) incurred loss and loss adjustment expense ("LAE") as follows (in thousands):

                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                   ---------------------------  -------------------------
                        2000          1999         2000         1999
                        ----          ----         ----         ----
Incurred losses       $30,009       $50,031      $65,237      $89,472
Incurred LAE           (1,016)       10,553        5,647       16,808

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Commutation of Unicover Agreement

     During the first quarter of 2000, the Company rescinded a reinsurance agreement with Reliance Insurance Company related to certain workers' compensation programs placed through Unicover Managers. As a result of the recission, the Company reversed approximately $12.3 million and $10.3 million of previously ceded premiums written and earned, respectively. Additionally, the Company reversed approximately $4.9 million of ceded commission income and approximately $8.1 million of ceded incurred losses and LAE. Also, the Company received a cancellation fee of approximately $3.7 million, which is reflected in underwriting and other expenses in the accompanying consolidated statements of operations.

6.   CREDIT FACILITY AND DEBT COVENANTS

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

     The Company is currently negotiating revisions to its financial covenants.

7.   RELATED PARTY TRANSACTIONS

     As previously disclosed in the Company's Form 10-K, at December 31, 1999, the Company maintained a 60% interest in Metro Partners, Inc. ("Metro Partners"). Metro Partners, organized in 1998 by an executive vice president and a director of the Company, provides administrative services to insurance agents and brokers. During the first quarter of 2000, the Company purchased Emmis Holdings, a holding company which owned 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership in Metro Partners to 90%. The purchase price for the additional 30% interest exceeded the related net tangible assets by approximately $750,000, which amount was immediately written off and is reflected in other corporate expenses in the accompanying consolidated statements of operations.

     On June 15, 2000, the Company entered into a restructuring agreement (the "Agreement") related to its ownership interest in Metro Partners. In exchange for its 90% ownership interest, the Company received 1,040 shares of non-voting, non-convertible 8% cumulative preferred stock, and a five year warrant to purchase up to 15% of Metro Partner's common stock at a purchase price of $5 per share. The preferred stock is redeemable at the option of Metro Partners at a price of $5,000 per share, plus accrued dividends. At least 50% of cumulative dividends are required to be paid in cash each year commencing on June 15, 2001. In addition, the Agreement provides for mandatory redemptions of the preferred stock equal to ten percent of the net cash proceeds received at the closing of any equity financing secured by MetroPartners.

     The Company is carrying its investment in the preferred stock at approximately $530,000 representing the carrying value of its ownership interest in Metro Partners at the date of the restructuring agreement. No value was assigned to the warrant.

     Net operating losses recognized by Metro Partners for the three and six-months ended June 30, 2000, and included in other corporate expenses in the accompanying consolidated statements of operations amounted to approximately $100,000 and $1 million, respectively.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

8.   RESTRUCTURING RELATED CHARGES

     As part of its Corrective Action Plan ("CAP") implemented during the first quarter of 2000, the Company has decided to reduce staffing levels, including closing or selling several of its underwriting operations.

     During the first quarter of 2000, the Company incurred severance costs of approximately $2.7 million related to the termination of approximately 117 employees. In addition, goodwill of approximately $2.5 million related to the closure of a small underwriting operation within the Environmental, Excess and Surplus Lines Division was written off. During the second quarter of 2000, the Company incurred severance costs of approximately $1.2 million related to the termination of approximately 194 employees.

     Restructuring related charges also include a write-down of approximately $3.7 million for certain assets held for sale at June 30, 2000 related to closure of OneStop during the second quarter (see to Note 3 - Sales of Subsidiaries).

     Following is a summary of the accrued severance costs included in other liabilities in the accompanying balance sheet:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                      -------------------------------  ----------------
                                      MARCH 31, 2000    JUNE 30, 2000    JUNE 30, 2000
                                      --------------    -------------  ----------------
Balance at beginning of period            $ --            $ 2,071          $  --
    Provision for severance costs          2,687            1,164            3,851
    Severance benefits paid                 (616)          (2,532)          (3,148)
                                           ------         -------           -------
Balance at end of period                  $2,071          $   703          $   703
                                          ======          =======          =======

     The Company expects additional restructuring and related severance costs will be incurred throughout the remainder of 2000 as it continues to implement its expense reduction and cost containment initiatives.

9.   IMPAIRMENT OF INTANGIBLE ASSETS

     In April 2000, the Company's insurance subsidiaries were downgraded to C++ ("Marginal") by A.M. Best, Inc. ("A.M. Best"). In July 2000, the Surety Bond Branch of the United States Treasury removed Frontier Insurance Company ("Frontier") and Frontier Pacific Insurance Company ("Frontier Pacific") from its listing of insurance companies deemed acceptable for the purpose of writing certain bonds ("T-Listing"), primarily subdivision, customs and miscellaneous guarantee bonds.

     Primarily due to the downgrade by A.M. Best and the loss of Frontier's and Frontier Pacific's T-Listing, during the second quarter of 2000 the Company wrote off approximately $2.7 million and $7.4 million of intangible assets related to previous acquisitions of certain insurance agencies and renewal rights in its Environmental, Excess and Surplus Lines Division and Surety Division, respectively. The Company determined that the expected undiscounted cash flows related to the business to be generated by the acquired agencies or renewal rights would not be sufficient to support the valuation of the related intangible asset. The total $10.1 million impairment charge is included in underwriting and other expenses in the accompanying consolidated statements of operations.

10.  OFFICER LOAN PROGRAM

     In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution loaned funds to the executive for such purchase and the shares were pledged with the financial institution as collateral for the loan by the executive, who is be responsible for its repayment and payment of the related interest. The amount borrowed by the executive is guaranteed by the Company. At June 30, 2000, the total amount borrowed by current and former executives and guaranteed by the Company was approximately $4.5 million.

11.  SUBSEQUENT EVENTS

     On July 17, 2000, the Company sold OneStop to SolutionsAmerica, a privately owned development stage e-commerce entity, in exchange for one million shares of SolutionsAmerica common stock, representing an approximate 10% ownership interest in SolutionsAmerica.

     On August 4, 2000, the Company sold to Gulf Insurance Company ("Gulf") the renewal rights to policies related to its environmental, excess and surplus lines casualty business and certain classes of surety business (collectively, the "Business"). Under the agreement, Gulf is obligated to pay the Company 30% of the insurance premiums for the renewal term from policies written by Gulf or its affiliates with respect to the Business (and, in certain limited instances, with respect to new policies) and an additional 5% of the premiums, if any, in excess of $50 million. Gulf made a non-refundable advance payment of $8.4 million at the closing against these obligations and is obligated to make an additional non-refundable advance payment of $3.6 million in November 2000, provided that the Company has complied with its obligations to promptly refund premiums to customers of the Business that replace their Frontier policies with policies written by Gulf.

     On August 9, 2000, Frontier entered into an Agreement to Grant an Option to Purchase Aggregate Reinsurance (the "Option Agreement") with National Indemnity Company ("National"). Under the Option Agreement, Frontier has the right, but not the obligation, to purchase reinsurance from National Indemnity covering approximately $515 million of loss and LAE reserves for accident years 1999 and prior. The reinsurance arrangement would also provide for an adverse development cover for up to $300 million in additional loss and LAE reserves. The reinsurance premium for the proposed coverage would be approximately $505 million and Frontier would also pay the accrued interest on such amount from July 1, 2000 until the date a reinsurance agreement is executed. As consideration for the option, which expires on September 27, 2000, Frontier paid $15 million which amount would be applied to the reinsurance premium if Frontier exercises the Option.
     The proposed reinsurance arrangement would be accounted for on a retrospective basis and is subject to approval by certain of the Company's existing reinsurers and regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report, on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: recent rating agency downgrades, lack of liquidity, regulatory agency oversight, the need to renegotiate financial covenants under which the Company is in violation, general economic conditions and conditions specific to the property and casualty insurance industry, including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, changes in generally accepted accounting principles and the risk factors set forth in the Company's other Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

REPORTABLE SEGMENTS

The Company currently writes in excess of 150 insurance programs through six reportable segments: Professional Liability (previously the Health Care segment); Surety; Alternative Risk; Specialty Programs; Environmental, Excess and Surplus Lines; and Personal and Credit-Related. The Company's reportable segments are divisions that offer different types of coverages and are managed separately because of the specialized nature of the related products underwritten.

During the second quarter of 2000, the Company changed the structure of its operating segments. The change in segments involved the reclassification of the Company's health and human services business from the Health Care Division (renamed the Professional Liability Division) to the Specialty Programs Division, and the reclassification of the Company's errors and omissions and director and officer liability business from the Specialty Division to the Professional Liability Division. All information for the Company's reportable segments has been restated to reflect the change in segment composition.

The following is a summary of premiums earned by segment (in thousands):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 ------------------------      ----------------------
                                                    2000           1999          2000          1999
                                                 ---------       --------      --------      --------
NET PREMIUMS EARNED BY SEGMENT:
Professional Liability                           $ 23,493       $ 27,483      $ 50,655      $ 57,119
Surety (1)                                         26,974         22,812        57,426        45,887
Alternative Risk                                    6,182          6,601        25,386        14,005
Specialty Programs                                 52,437         44,097       104,518        84,046
Environmental, Excess and Surplus Lines (1)        14,864         13,907        29,290        30,829
Personal and Credit Related(2):
  Lyndon                                             --           18,268          --          37,324
  Other                                             6,858          4,754        14,237         8,967
                                                 --------       --------      --------      --------
     Total                                       $130,808       $137,922      $281,512      $278,177
                                                 =========      ========      ========      ========

The following is a summary of profit (loss) by segment (in thousands):

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                   -----------------------       -----------------------
                                                     2000           1999           2000           1999
                                                   --------       --------       --------       --------
SEGMENT PROFIT (LOSS):
  Professional Liability                           $ (7,328)       $(1,679)      $(14,613)       $(3,935)
  Surety (1)                                        (10,058)         3,664        (10,417)         7,449
  Alternative Risk                                    3,526          4,306          6,708          5,659
  Specialty Programs                                (30,285)          (112)       (47,087)         1,924
  Environmental, Excess and Surplus Lines (1)        (6,085)         2,544         (3,276)         4,360
  Personal and Credit Related: (2)
    Lyndon                                             --             (504)          --              362
    Other                                            (1,578)          (503)        (1,870)          (631)
                                                   --------        -------       --------        -------
Total segment profit (loss)                        $(51,808)         7,689        (70,555)        15,188

Reconciling items:
    Total net investment income                      13,920         21,471         33,365         42,416
    Interest expense                                 (4,294)        (4,692)        (8,846)        (8,764)
    Other corporate (expenses) income, net          (11,749)          (674)       (20,236)        (1,435)
                                                   --------        -------       --------        -------
Consolidated income (loss) before taxes            $(53,931)       $23,794       $(66,272)       $47,405
                                                   ========        =======       ========        =======

(1) In August 2000, the Company sold the renewal rights to certain classes of business written through these segments (see Note 11 of the notes of the consolidated financial statements.

(2) Effective January 1, 2000 the Company sold Lyndon Insurance Group, Inc. ("Lyndon") through which the majority of business in this segment was written in 1999. Effective June 1, 2000 the Company sold Regency Insurance Company through which the majority of business in this segment has been written in 2000.

The following table sets forth the Company's combined ratio calculated on statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       ------------------      ----------------
                                                         2000       1999        2000      1999
                                                        -----       ----       -----      ----
STATUTORY COMBINED RATIO:
Losses                                                   65.7%      40.2%       64.2%     40.9%
Loss adjustment expenses ("LAE")                         27.9       18.6        23.7      18.7
Underwriting and other operating expenses                50.4       33.2        46.2      34.4
                                                        -----       ----       -----      ----
    Total combined ratio                                144.0%      92.0%      134.1%     94.0%
                                                        =====       ====       =====      ====
GAAP COMBINED RATIO
Losses                                                   63.4%      39.8%       56.9%     40.5%
LAE                                                      28.0       17.3        23.8      17.5
Underwriting and other operating expenses                57.2       37.8        51.5      37.1
                                                        -----       ----       -----      ----
    Total combined ratio                                148.6%      94.9%      132.2%     95.1%
                                                        =====       ====       =====      ====

SEGMENT RESULTS

Overall, segment results for the quarter and six months ended June 30, 2000 reflect the fact that loss reserves at June 30, 1999 proved to be significantly deficient based on the results of an in-depth actuarial study completed during the third quarter of 1999. In addition, during the second quarter of 2000, the Company increased overall reserves by approximately $24 million.

During the second quarter of 2000, the Professional Liability Division results were negatively impacted by an increase in reserves of approximately $6 million. This increase was primarily related to medical malpractice and workers' compensation business produced through Western Indemnity Insurance Company.

The Surety Division results were negatively impacted by an increase in reserves of approximately $10 million. Such increase was primarily due to one large self-insured workers' compensation bond claim for approximately $7 million.

The results for the Alternative Risk Division reflect a net benefit of approximately $1 million, related to the recession of the Unicover agreement in the first quarter of 2000.

Specialty Program results were especially negatively impacted by a short-term auto rental program written through a business unit which was closed during the first quarter of 2000. During the second quarter of 2000, reserves relating to this program were increased by approximately $4.2 million, which resulted in loss and LAE ratios of 90% and 35%, respectively. Additionally, prior accident years reserves were increased by approximately $4 million due to adverse development in a discontinued apartment owners program.

In addition to the higher loss and LAE expenses, results for the Environmental, Excess and Surplus Lines and Surety Divisions reflect the write-off of intangible assets of approximately $5.2 million and $7.4 million, respectively, during the year 2000. Severance costs of approximately $3.1 million are also included in the 2000 results.

Finally, overall expense levels in 2000, as compared to 1999, excluding the effects of impairment, severance costs, and the Lyndon disposition, are higher in that certain costs are not declining in direct proportion to the decrease of earned premiums as a result of recent rating agency downgrades.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET PREMIUMS EARNED

The $7.1 million or 5.2% decrease in net premiums earned during the three months ended June 30, 2000 compared to the same period in 1999 was primarily attributable to the sale of Lyndon, and planned decreases in unprofitable programs within the Professional Liability Division. The decreases in these divisions were offset by the growth in premiums earned within the Surety and Specialty Programs Divisions. The growth in premiums earned for these two divisions does not reflect the full negative impact on premium written that the recent rating agency downgrade and the loss of Frontier's and Frontier Pacific's T-Listing is expected to have.

Net premiums earned for the Professional Liability Division decreased 15% from $27.5 million during the three-month period ended June 30, 1999 to $23.5 million for the same period in 2000. Beginning in 1998, the Company began taking various actions to improve the results of its medical malpractice business, including exiting certain high risk classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $6.2 million decrease in premiums earned in the second quarter of 2000 from the second quarter of 1999. This decrease was slightly offset by the growth in a workers' compensation program for health care facilities written through one managing general agent which had an increase of $2.2 million in the second quarter of 2000 from the same period in 1999.

Net premiums earned for the Surety Division increased 18.2% from $22.8 million during the three-month period ended June 30, 1999 to $27 million for the same period in 2000 due to the acquisition of several bond agencies and geographic expansion throughout 1999. Growth occurred primarily in the contract and license and permit bond programs, which increased approximately $1.1 million and $1.7 million, respectively. Also, a miscellaneous performance bond program that the Company began writing in May of 1999 contributed an additional $1.3 million of earned premiums for the second quarter of 2000.

Net premiums earned for the Alternative Risk and Environmental, Excess and Surplus Lines Division remained relatively flat in the second quarter of 2000 compared to the second quarter of 1999.

The $8.3 million increase in net premiums earned in the Specialty Programs Division during the second quarter of 2000 from the comparable 1999 quarter was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market. Most notably, the Company began a short-term auto rental program in March of 1999 that generated an approximate $3.2 million increase in net premiums earned for the second quarter of 2000 over the same period in 1999. A variety of smaller commercial auto related programs generated an additional increase of $2.4 million in net premiums earned in the second quarter of 2000 over the 1999 second quarter. In addition, a California workers' compensation program introduced in March of 1999 generated an approximate increase of $2.5 million in net premiums earned in the second quarter of 2000. Growth in smaller programs including a summer camp program, an elevator contractor program, and an auto dealer program was offset by a decrease in net premiums earned in the health and human services programs.
This decrease is the result of lower retention of such business under a new reinsurance contract and loss of business due to competitive pricing conditions in the market.

The 70.2% decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the sale of Lyndon. This decrease was slightly offset by growth in the remaining programs in the Division, specifically an increase of approximately $2.8 million in a mobile homeowners program which the Company began writing through one managing general agent in 1999. On
May 31, 2000, the Company sold Regency Insurance Company, the subsidiary through which the mobile homeowners program was written (see Note 3 of the notes to the consolidated financial statements).

NET INVESTMENT INCOME

Net investment income decreased from $19.2 million in the second quarter of 1999 to $16.3 million in the second quarter of 2000 primarily due to the sale of Lyndon. During the second quarter of 1999, Lyndon accounted for approximately $3.9 million of net investment income. Excluding Lyndon, net investment income for the second quarter of 2000 increased 6.8% over the comparable period in 1999. The increase was primarily the result of a change in investment mix from tax exempt securities to higher yielding taxable securities and the capital infusion of $80 million into Frontier Insurance Company.

During the second quarter of 2000, the Company realized a net capital loss of $2.3 million, compared to a net realized capital gain of $2.3 million in the second quarter of 1999, primarily due to the capital loss resulting from the sale of Regency Insurance Company.

LOSSES AND LAE

The overall GAAP loss and LAE ratio increased from 57.1% in the second quarter of 1999 to 91.4% in the second quarter of 2000 due to approximately $24 million in adverse reserve development during the second quarter of 2000, and the fact that reserve levels at June 30, 1999 proved to be significantly deficient based on the results of an in-depth actuarial study completed during the third quarter of 1999.

Approximately $6 million of the increase related to accident year 1999 medical malpractice and workers' compensation business written through Western Indemnity Insurance Company and included in the Professional Liability Division. Adverse development in the Specialty Programs Division of approximately $4.2 million and $4 million related to a short-term auto rental program and a discontinued apartment owners prorgam, respectively. The remaining $10 million of adverse development was in the Suerty Division and was primarily related to one self-insured workers' compensation bond claim for approximately $7 million.

Excluding the $24 million in adverse development, the loss and LAE ratio remained consistent with the GAAP loss and LAE ratio during the first quarter of 2000.

AMORTIZATION OF POLICY ACQUISITION COSTS

For the three months ended June 30, 2000, amortization of policy acquisition costs represented 27.1% of net premiums earned compared to 23.3% (24.3% excluding Lyndon) for the comparable 1999 period. The increase, excluding Lyndon, was primarily due to the Company's increased use of its cut-through reinsurance agreements and, to a lesser extent, a change in business mix with increases in segments, such as surety, which produce business with higher commission rates.

As a result of recent rating agency downgrades, effective December 1, 1999, the Company entered into cut-through reinsurance agreements with "A" rated insurance companies, Clarendon Insurance Group ("Clarendon"), and for surety business, a subsidiary of NAC Reinsurance Corporation ("NAC Re"). These cut-through arrangements effectively provide assurance to the Company's insureds that Clarendon or NAC Re will pay claims in the event of the Company's insolvency. For the three months ended June 30, 2000, the Company incurred cut-through fees of approximately $2.4 million.

UNDERWRITING AND OTHER EXPENSES

Underwriting and other expenses as a percentage of net premiums earned increased from 14.0% (12.1% excluding Lyndon) in 1999 second quarter to 20.1% during the comparable 2000 period. Excluding Lyndon, this increase was almost entirely due to a write-off of approximately $2.7 million and $7.4 million of intangible assets related to previously acquired insurance agencies and renewal rights in the Environmental, Excess and Surplus Lines Division and Surety Division, respectively. For additional disclosure regarding these asset write downs refer to Note 9 of the Notes to the Consolidated Financial Statements - Impairment of Intangible Assets.

OTHER CORPORATE EXPENSES

Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income. For the three months ended June 30, 2000, other corporate expenses increased approximately $6.6 million to $7.3 million from the comparable 1999 period. During the second quarter of 1999, the Company created an e-commerce entity, OneStop.Com ("OneStop"). OneStop was designed to be a business to business, direct marketing company which offered pertinent, value-added products, services and information to affinity groups via the internet. For the three months ended June 30, 2000 and 1999, OneStop incurred losses included in other corporate expenses of $3.7 million and $0.1 million, respectively. During the second quarter of 2000 the Company ceased its OneStop operations and subsequently sold OneStop to SolutionsAmerica, Inc. (See Notes 3 and 11 of Notes to the Consolidated Financial Statements - Sale of Subsidiaries and Subsequent Events, respectively).

Additionally, the results for the second quarter of 2000 included approximately $1 million in losses resulting from the operations of Metro Partners, Inc. ("Metro Partners"). On June 15, 2000 the Company exchanged its ownership interest in Metro Partners for non-voting, non-convertible, 8%, cumulative preferred stock (see Note 7 of the Notes to the Consolidated Financial Statements -

Related Party Transactions). The balance of the increase in other corporate expenses related to several other non-insurance companies and parent company expenses, none of which are individually significant.

RESTRUCTURING RELATED CHARGES

As part of its Corrective Action Plan ("CAP") implemented during the first quarter of 2000, the Company recognized approximately $4.9 million of restructuring related charges during the three months ended June 30, 2000. For additional disclosure regarding the restructuring related charges see Note 8 of the Notes to the Consolidated Financial Statements - Restructuring Related Charges.

INTEREST EXPENSE

The decrease in interest expense for the three months ended June 30, 2000 was due primarily to the repayment of principal amounts outstanding on the Deutsche Bank credit facility of $75 million on January 21, 2000. Such decrease was partially offset by increased interest rates related to the credit facility.

INCOME TAXES

Despite reporting a loss before taxes of approximately $53.9 million, the Company has an estimated current tax expense of $60,000 primarily as a result of the alternative minimum tax ("AMT"). Deferred tax benefits resulting from the Company's operating losses generated during the quarter were entirely offset by an increase in the deferred tax valuation allowance.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET PREMIUMS EARNED

Net premiums earned during the six months ended June 30, 2000 increased $3.3 million or 1.2% over the same period in 1999. The $3.3 million increase in net premiums earned during the six months ended June 30, 2000 compared to the same period in 1999 was primarily due to growth in premiums earned in the Surety and Specialty Programs Divisions, offset by the decrease attributable to the sale of Lyndon, and planned decreases in unprofitable programs within the Professional Liability Division.

Net premiums earned in the Professional Liability Division decreased 11.3% from $57.1 million during the six month period ending June 30, 1999 to $50.7 million for the same period in 2000. In 1998, the Company put into place a corrective action plan to improve the results of its medical malpractice business, which included exiting certain high risk classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $10 million decrease in premiums earned during the six months ended June 30, 2000 compared to the same period in 1999. The decrease was slightly offset by the growth of a workers' compensation program for health care facilities written through one managing general agent which increased $3.7 million during the six months ended June 30, 2000 from the same period in 1999.

The $11.4 million increase in net premiums earned in the Alternative Risk Division during the six months ended June 30, 2000 compared to the same period in 1999 was primarily attributable to the effect of the Unicover recission which took place during the first quarter of 2000 (see note 5 of notes to the consolidated financial statements).

The $1.5 million decrease in net premiums earned in the Environmental, Excess, and Surplus Lines Division resulted from the inability to renew business during the first quarter of 2000 due to rating agency downgrades, which particularly negatively affected the California contractors' liability and environmental and pollution liability programs. Net premiums earned for the second quarter of 2000 were consistent with the same period in 1999 since fronting arrangements, which became available late in the first quarter, made it possible to renew some business that would have otherwise been lost during the second quarter.

Net premiums earned for the Surety Division increased 25.1% from $45.9 million during the six-month period ended June 30, 1999 to $57.4 million for the same period in 2000 due to the acquisition of several bond agencies and geographic expansion through out the 1999 year.

Growth occurred primarily in the contract and license and permit bond programs with increases of approximately $2.7 million, and $3.6 million respectively. In addition, a miscellaneous performance bond program which the Company began writing in May of 1999 contributed an additional $3 million of earned premiums for the six-month period ended June 30, 2000.

The $20.5 million increase in net premiums earned in the Specialty Programs Division was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market. Most notably, the Company began a short term auto rental program in March of 1999 that generated an approximate $7 million increase in net premiums earned for the six-month period ended June 30, 2000 over the same period in 1999. A variety of smaller commercial auto related programs generated an additional increase of $6.2 million in net premiums earned for the six-month period ended June 30, 2000. In addition, a California workers' compensation program introduced in March of 1999 generated an approximate increase of $7.2 million in net premiums earned for the six-month period ending June 30, 2000. Growth in smaller programs including a summer camp program, an elevator contractor program, and an auto dealer program was offset by a decrease in net premiums earned in the health and human services programs. This decrease is the result of lower retention of such business under a new reinsurance contract and loss of business due to competitive pricing conditions in the market.

The 69.2% decrease in net premiums earned for the Personal and Credit-Related Division during the six months ended June 30, 2000 from the comparable 1999 period was primarily due to the sale of Lyndon. This decrease was slightly offset by growth in the remaining programs in the division, specifically an increase of approximately $3.5 million in a mobile homeowners program which the Company began writing through one managing general agent in 1999.

NET INVESTMENT INCOME

Net investment income decreased from $38.7 million in the first half of 1999 to $32.1 million in the first half of 2000 primarily due to the sale of Lyndon. During the second quarter of 1999, Lyndon accounted for approximately $7.8 million of net investment income. Excluding Lyndon, net investment income for the first half of 2000 increased approximately $600,000 over the comparable period in 1999. The increase was primarily the result of a change in investment mix from tax exempt securities to higher yielding taxable securities and the capital infusion of $80 million into Frontier Insurance Company.

Net realized capital gains of $1.3 million for the six-months ended June 30, 2000, reflect gains of $1.6 million and $1.2 million realized as a result of the cancellation of an interest swap and the sale of Lyndon, respectively, offset by a realized loss of approximately $2.3 million on the sale of Regency.

LOSSES AND LAE

The overall GAAP loss and LAE ratio increased from 58.0% for the six-months ended June 30, 1999 to 80.7% for the six-months ended June 30, 2000 due to approximately $24 million in adverse reserve development during the second quarter of 2000, and the fact that reserve levels at June 30, 1999 proved to be significantly deficient based on the results of an in-depth actuarial study completed during the third quarter of 1999.

Approximately $6 million of the increase related to accident year 1999 medical malpractice and workers' compensation business written through Western Indemnity Insurance Company and included in the Professional Liability Division. Adverse development in the Specialty Programs Division of approximately $4.2 million and $4 million related to a short-term auto rental program and a discontinued apartment owners prorgam, respectively. The remaining $10 million of adverse development was in the Suerty Division and was primarily related to one self-insured workers' compensation bond claim for approximately $7 million.

AMORTIZATION OF POLICY ACQUISITION COSTS

For the six months ended June 30, 2000, amortization of policy acquisition costs represented 26.3% of net premiums earned compared to 22.2% (22.9% excluding Lyndon) for the comparable 1999 period. The increase, excluding Lyndon was primarily due to the Company's increased use of cut-through reinsurance agreements, contingent commissions in the Personal and Credit-Related Division, prior year premium tax refunds, and, as explained in the results for the second quarter, a change in business mix to certain programs with higher commission rates.

As a result of recent rating agency downgrades, effective December 1, 1999, the Company entered into cut-through reinsurance agreements with "A" rated insurance companies, Clarendon Insurance Group ("Clarendon"), and for surety business, a subsidiary of NAC Reinsurance Corporation ("NAC Re"). These cut-through arrangements effectively provide assurance to the Company's insureds that Clarendon or NAC Re will pay claims in the event of the Company's insolvency. For the six months ended June 30, 2000, the Company incurred cut-through fees of approximately $4.2 million.

During the second quarter of 1999, the Company's Personal and Credit-Related Division entered into a contingent commission agreement with the managing general agent producing the Company's Florida mobile homeowners business. During the six-month ended June 30, 2000, the Company recognized contingent commission expense of approximately $1.7 million. Pursuant to the terms of this agreement, no amount of expense was recorded during the 1999 six-month period.

During the six months ended June 30, 2000, the Company recorded premium tax refunds related to prior years of approximately $1 million. The 1999 period reflected premium tax refunds of approximately $4.8 million.

UNDERWRITING AND OTHER EXPENSES

Underwriting and other expenses as a percentage of net premiums earned increased from 13.8% (13.1% excluding Lyndon) during the six-month 1999 period to 16.1% during the comparable 2000 period. Excluding Lyndon, as a percentage of net premiums earned, underwriting and other expenses increased from 13.1% in 1999 to 16.1% during the 2000 period. This increase was primarily due to a write-off of approximately $2.7 million and $7.4 million of intangible assets related to previously acquired insurance agencies and renewal rights in the Environmental, Excess and Surplus Lines Division and Surety Division, respectively. For additional disclosure regarding these asset write downs refer to Note 9 of the Notes to the Consolidated Financial Statements - Impairment of Intangible Assets.

OTHER CORPORATE EXPENSES

Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income. For the six months ended June 30, 2000, other corporate expenses were $11.3 million compared to $1.4 million for the 1999 period.

For the six months ended June 30, 2000 and 1999, OneStop incurred losses included in other corporate expenses of $6.9 million and $0.1 million, respectively. During the second quarter of 2000 the Company ceased its OneStop operations and subsequently sold OneStop to SolutionsAmerica, Inc. (See Notes 3 and 11 of Notes to the Consolidated Financial Statements - Sale of Subsidiaries and Subsequent Events, respectively).

Additionally, the 2000 six-month period included approximately $1.8 million resulting from the operations of Metro Partners including a write down of goodwill of approximately $0.8 million. On June 15, 2000, the Company exchanged its ownership interest in Metro Partners for non-voting, non-convertible, 8%, cumulative preferred stock (see Note 7 of the Notes to the Consolidated Financial Statements - Related Party Transactions). The balance of the increase in other corporate expenses related to several other non-insurance companies and parent company expenses, none of which are individually significant.

RESTRUCTURING RELATED CHARGES

As part of its CAP implemented during the first quarter of 2000, the Company has recognized approximately $10.1 million of restructuring related charges during the six months ended June 30, 2000. For additional disclosure regarding the restructuring related charges see Note 8 of the Notes to the Consolidated Financial Statements - Restructuring Related Charges.

MANAGEDCOMP TERMINATION FEE

During September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc. ("ManagedComp"), a managed care workers' compensation service company. However, on February 10, 2000, the Company announced that it had terminated the purchase of ManagedComp. Under the terms of the termination agreement, the Company agreed to pay a termination fee of $4.5 million, extend the due date of a previously issued promissory note, and provide certain underwriting facilities to ManagedComp.

INTEREST EXPENSE

The increase in interest expense for the six months ended June 30, 2000 is due primarily to increased interest rates related to the Company's Deutsche Bank credit facility. Additionally, in connection with a principal repayment of $75 million on January 21, 2000, the Company incurred increased commitment and refinancing fees. Such decrease is partially offset by lower principal amounts outstanding as a result of the January 21, 2000 repayment.

INCOME TAXES

Despite reporting a loss before taxes of approximately $66.3 million, the Company has estimated current tax expense of approximately $1.1 million as a result of the alternative minimum tax ("AMT") primarily due to limitations related to the utilization of net operating losses. The Company has estimated federal taxable income for the six-months ended June 30, 2000 due to the sale of Lyndon, which sale closed January 20, 2000. Although the AMT expense is available as a credit in future years to offset future regular tax expense, management currently believes it is more likely than not that the AMT credit will not be realized in the near future and during the second quarter has increased the valuation allowance for the deferred tax assets by an amount equal to the AMT credit.

LIQUIDITY AND CAPITAL RESOURCES

Negative cash flows from operations of approximately $74.9 million for the first six-months of 2000 were primarily related to an overall acceleration of claim settlements within the medical malpractice and commercial automobile lines of business, and the settlement of one surety performance bond for approximately $8 million.

The Company used the proceeds from the sale of Lyndon, which closed during the first quarter, to repay $75 million in bank debt and contribute $80 million to Frontier Insurance Company ("Frontier") in order to strengthen Frontier's capital and surplus.

On June 1, 2000, the Company received net proceeds of approximately $6.7 million from the sale of Regency Insurance Company ("Regency") (see Note 3 - Sales of Subsidiaries of the notes to the consolidated financial statements). The proceeds of this sale will be used to meet cash flow needs at the parent company level.

On August 4, 2000, the Company sold certain renewal rights related to United Capitol Insurance Company's environmental book of business and Frontier and Frontier Pacific Insurance Company's surety books of business. The Company received a non-refundable advance payment of $8.4 million, with an additional non-refundable advance payment of $3.6 million due in November 2000 (see Note 11
- Subsequent Events of the notes to the consolidated financial statements). After transaction costs, the net proceeds will be allocated to the individual insurance subsidiaries based on their proportionate share of the business underlying the renewal rights sold and will not be available for use at the holding company level.

The net proceeds from the sales of Regency and the renewal rights underlying the environmental and surety books of business were significantly less than management's initial expectations. Further, management does not expect sales proceeds from remaining assets (most notably, Western Indemnity Insurance Company) to be sufficient to provide the funds needed to increase the statutory capital and surplus of Frontier to a level acceptable by insurance regulatory authorities. As an alternative, Frontier has entered into an agreement with National Indemnity Insurance, under which it may obtain aggregate stop loss reinsurance coverage for up to $815 million, thus reducing regulatory concerns over its ability to honor policyholder obligations (see Note 11 Subsequent Events, of the notes to the consolidated financial statements).

Although cash flow at the holding company level is expected to be sufficient to meet required interest payments on the Company's credit facility, the Company remains in violation of certain debt covenants (see Note 6 - Credit Facility and Debt Covenants, of the notes to the consolidated financial statements) and it is unlikely that the Company will be able to liquidate the remaining $67.8 million principal balance by the maturity date of December 31, 2001.

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

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. At June 30, 2000 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $1 million.

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

In June 1999, plaintiffs were granted permission to amend their complaint and reopen discovery to take additional depositions and request additional documents. The additional depositions have been taken. In February 2000, the plaintiffs made an additional motion to amend their complaint to have the class period, which presently runs from February 10, 1994 through November 8, 1994, extended to November 15, 1999. The motion also seeks to add an additional plaintiff and defendant. Plaintiffs also seek to allege that increases in reserves taken by the Company in various reporting periods subsequent to November 1994 evidence an ongoing fraud. The Court has not ruled on this motion.

In July 2000, the Company was served with a purported class action complaint alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. The complaint relates to various statements and actions by the Company and certain officers and directors for the period from August 5, 1997 to April 14, 2000, and alleges that the Company, during this period, omitted and/or misrepresented material facts with respect to its earnings, profits and business practices.

The Company believes the suits are without merit, has retained special legal counsel to contest the suits vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition or results of operations.

RATING AGENCIES

In April 2000, the Company's insurance subsidiaries were downgraded to C++ ("Marginal") by A.M. Best Company, Inc. ("A.M. Best"). In July 2000, the Surety Bond Branch of the United States Treasury removed Frontier Insurance Company and Frontier Pacific Insurance Company from its listing of insurance companies deemed acceptable for the purpose of writing certain bonds, primarily subdivision, customs and miscellaneous bonds. These materially adversely affected the Company's operations.

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

The Company also conducted a comprehensive review of its underwriting guidelines and obtained regulatory approval from most jurisdictions to add an endorsement to commercial property and casualty policies to clarify that coverage is not afforded losses resulting from Year 2000 noncompliance by insureds. This endorsement was added to the majority of commercial policies issued or renewed in 1999. Underwriting policies and protocols were developed to address nonapproving jurisdictions and business situations that cannot be endorsed. To date, Year 2000 claims reported to the Company have been minimal. For these reasons, the Company believes its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio is subject to market risk arising from potential changes in value in various securities held within the portfolio. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. The market risks which most affect the Company's investment portfolio are interest rate risk associated with investments held in fixed maturities and equity price risk associated with investments held in equity securities. As of June 30, 2000, the market risk exposures have not materially changed from December 31, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In July 2000, the Company was served with a purported class action complaint alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. The complaint relates to various statements and actions by the Company and certain officers and directors for the period from August 5, 1997 to April 14, 2000, and alleges that the Company, during this period, omitted and/or misrepresented material facts with respect to its earnings, profits and business practices.

        The Company believes the suits are without merit, has retained special legal counsel to contest the suits vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition or results of operations.


Item 2. Changes in Securities

        Not applicable.


Item 3. Defaults upon Senior Securities

        The Company is in violation of certain financial covenants under the terms of the credit facility with a group of five banks, the head of which is Deutsche Bank A.G., New York Branch ("Deutsche Bank"). These violations permit Deutsche Bank to elect to accelerate repayment of amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interest pledged as collateral. In addition, the Company is in violation of certain financial cross-covenants included in agreements underlying the guarantees by the Company of the bank loan to Douglass/Frontier LLC and amounts borrowed under the officer loan program. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

        The Company is currently negotiating revisions to its financial covenants.

Item 4. Submission of Matters to a Vote of Security Holders

        On June 14, 2000, the stockholders of the Company held their annual meeting at the Company's headquarters in Rock Hill, New York. The holders of 32,415,561 shares, or 96.1% of the Company's Common Stock outstanding, were present or represented by proxy and, accordingly, a quorum was present. The matters were voted upon as follows:

        a. The following persons were elected directors of the Company:

                                            Votes For              Votes Against
                                            ---------              -------------
           Jerry E. Goldress                31,182,640              1,232,921
           Harry W.  Rhulen                 31,194,891              1,220,670
           Peter L. Rhulen                  31,203,472              1,212,089
           Suzanne Rhulen Loughlin          31,200,022              1,215,539
           Lawrence E. O'Brien              31,186,551              1,229,010
           Douglas C. Moat                  31,186,551              1,229,010
           Ronald L. Bornhuetter            31,204,980              1,210,581

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 10.24 - Transfer and Purchase Agreement by and among Frontier Insurance Group, Inc., SDIA, Inc., Frontier Insurance Company, United Capitol Insurance Company, Frontier Pacific Insurance Company and Gulf Insurance Company.

           Exhibit 27- Financial Data Schedule

           Reports on Form 8-K
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 18, 2000                Frontier Insurance Group, Inc.
                             ------------------------------------------------
                                               (Registrant)

                          By:             /s/ Patrick W. Kenny
                             ------------------------------------------------
                                              Patrick W. Kenny
                               Executive Vice President - Treasurer and Chief
                                             Financial Officer
                                      (Principal Financial Officer and
                                          Duly Authorized Officer)

                          By:            /s/ Jeffrey C. Gordon
                             ------------------------------------------------
                                             Jeffrey C. Gordon
                                        Vice President - Controller
                                     (Principal Accounting Officer and
                                          Duly Authorized Officer)