Form 10-Q
period 2000-09-30
FRONTIER INSURANCE GROUP INC
filed 2000-11-21
CIK 797496

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


                   [x] Yes                              [ ] No


The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 17, 2000 was 41,642,205.

                                  Page 1 of 31

===============================================================================

                         FRONTIER INSURANCE GROUP, INC.

                                                INDEX                                             PAGE
                                                -----                                             ----
PART I - FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 2000 (Unaudited)
                  and December 31, 1999.......................................................     3-4

               Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                  for the Three Months and Nine Months Ended September 30, 2000 and 1999.....        5

               Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended September 30, 2000 and 1999.......................       6

               Notes to the Consolidated Financial Statements (Unaudited).....................    7-15

   Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............................   16-28

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................      28

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings..............................................................      29

   Item 2.     Changes in Securities..........................................................      29

   Item 3.     Defaults upon Senior Securities................................................      29

   Item 4.     Submission of Matters to a Vote of Security Holders............................      29

   Item 5.     Other Information..............................................................   29-30

   Item 6.     Exhibits and Reports on Form 8-K...............................................      30

Signatures   .................................................................................      31


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (dollar amounts in thousands)


                                                            September 30,         December 31,
                                                                2000                  1999
                                                            ----------------------------------
                                                             (unaudited)
ASSETS
Investments:
   Fixed maturity securities, available for sale               $  455,713          $1,161,655
   Equity securities, available for sale                           39,181              79,712
   Limited investment partnerships                                 43,500              43,085
   Equity investees                                                17,744              16,968
   Real estate and mortgage loans                                   7,928               8,016
   Short-term investments                                          58,722             105,244
                                                            ----------------------------------
Total investments                                                 622,788           1,414,680

Cash                                                                9,407              43,219
Premiums and agents' balances receivable, less allowances
   for doubtful accounts (2000 - $7,341; 1999- $9,864)            133,181             183,589
Reinsurance recoverables on:
   Paid losses and loss adjustment expenses                        57,363              45,025
   Unpaid losses and loss adjustment expenses                     976,788             473,633
Prepaid reinsurance premiums                                       44,554             176,607
Accrued investment income                                           8,659              16,848
Federal income taxes recoverable                                    9,572                 647
Deferred policy acquisition costs                                  44,389             129,746
Deferred federal income taxes                                       3,933              10,565
Property, furniture, equipment and software                        46,777              57,987
Intangible assets                                                   5,699              44,217
Other assets                                                       36,789              38,774
                                                            ----------------------------------
TOTAL ASSETS                                                   $1,999,899          $2,635,537
                                                            ==================================

See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   September 30,     December 31,
                                                                       2000              1999
                                                            ---------------------------------------
                                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities:
   Unpaid losses                                                    $1,007,683        $   982,123
   Unpaid loss adjustment expenses                                     343,958            331,187
   Unearned premiums                                                   206,454            649,736
                                                            ---------------------------------------
Total policy liabilities                                             1,558,095          1,963,046

Funds withheld under reinsurance contracts                             122,421            137,894
Bank debt                                                               67,800            142,800
Reinsurance balances payable                                            38,942             65,103
Deferred gain on retroactive reinsurance contract                       35,947               --
Other liabilities                                                       61,785             80,796
                                                            ---------------------------------------
TOTAL LIABILITIES                                                    1,884,990          2,389,639

Guaranteed preferred beneficial interest in Company's
   convertible subordinated debentures                                 127,017            167,345

Shareholders' equity:
Preferred Stock, par value $.01 per share
   (shares authorized and unissued: 1,000,000)                             --                --
Common Stock, par value $.01 per share
   (shares authorized : 150,000,000; shares issued:
   2000 - 45,570,113; 1999 - 37,646,663)                                   456                376
Additional paid-in capital                                             495,581            450,886
Accumulated other comprehensive loss, net of tax                        (7,304)           (18,617)
Deficit                                                               (460,985)          (314,431)
                                                            ---------------------------------------
                                                                        27,748            118,214
Treasury Stock - at cost (2000 - 3,927,908 shares;
   1999 - 3,830,570 shares)                                            (39,856)           (39,661)
                                                            ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT)                       (12,108)            78,553
                                                            ---------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,999,899         $2,635,537
                                                            =======================================
Book value per share                                                    $(0.29)             $2.32
                                                            =======================================


See notes to the consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (amounts in thousands, except per share data)


                                                         Three Months             Nine Months
                                                      Ended September 30,     Ended September 30,
                                                     2000         1999         2000        1999
                                                  -------------------------------------------------
REVENUES
Premiums earned                                   $ 116,148    $ 150,181    $ 397,660    $ 428,358
Net investment income                                 9,284       19,365       41,345       58,059

Net realized capital gains (losses)                 (12,052)       1,693      (10,748)       5,415
                                                  -------------------------------------------------
   Total net investment income (loss)                (2,768)      21,058       30,597       63,474

Net gain on sale of renewal rights                    8,038         --          8,038         --
                                                  -------------------------------------------------
   Total revenues                                   121,418      171,239      436,295      491,832

EXPENSES
Losses                                              111,212      136,514      271,511      249,216
Loss adjustment expenses                             25,739       91,111       92,787      139,705
Amortization of policy acquisition costs             30,896       35,015      104,806       96,811
Underwriting and other expenses                      16,478       35,941       61,680       75,838
Restructuring related charges                         7,544         --         17,604         --
ManagedComp termination fee                            --           --          4,500         --
Other corporate expenses                              2,137          808       13,421        2,243
Minority interest in income of consolidated
   subsidiary trust                                   5,222        2,743       10,744        8,230
Interest expense                                      1,952        1,985        5,276        5,262
                                                  -------------------------------------------------
     Total expenses                                 201,180      304,117      582,329      577,305
                                                  -------------------------------------------------
     Loss before income taxes                       (79,762)    (132,878)    (146,034)     (85,473)

Provision for income taxes:
     State                                              240          217          442          990
     Federal                                         (1,019)      42,734           78       56,590
                                                  -------------------------------------------------
Total income tax expense (benefit)                     (779)      42,951          520       57,580
                                                  -------------------------------------------------
     NET LOSS                                       (78,983)    (175,829)    (146,554)    (143,053)
Other comprehensive income (loss), net of tax         5,693      (13,915)      11,313      (40,066)
                                                  -------------------------------------------------
     TOTAL COMPREHENSIVE LOSS                     $ (73,290)   $(189,744)   $(135,241)   $(183,119)
                                                  =================================================
Loss per common share:
     Basic                                        $   (2.19)   $   (5.06)   $   (4.25)   $   (4.05)
                                                  =================================================
     Diluted                                      $   (2.19)   $   (5.06)   $   (4.25)   $   (4.05)
                                                  =================================================
Weighted average common shares outstanding:
     Basic                                           36,032       34,743       34,520       35,323
     Diluted                                         36,032       34,743       34,520       35,323

Cash dividends declared per common share               --      $    0.07         --      $    0.21
                                                  =================================================


See notes to consolidated financial statements

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                    NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                               ------------------------
                                                                                 2000           1999
                                                                                 ----           ----
OPERATING ACTIVITIES
   Net loss                                                                    $(146,554)   $(143,053)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Purchase of aggregate retroactive reinsurance coverage                  (505,000)        --
        Deferred gain on retroactive reinsurance contract                         35,947         --
        Increase (decrease) in policy liabilities                                (72,605)     283,220
        Increase in reinsurance balances                                         (11,409)     (36,363)
        Decrease (increase) in agents' balances and premiums receivable           32,837      (70,159)
        Decrease (increase) in deferred policy acquisition costs                  22,795      (28,188)
        Decrease (increase) in accrued investment income                           4,631         (901)
        Deferred income tax expense                                                 --         54,580
        Depreciation and amortization                                             31,760       16,319
        Realized capital losses (gains)                                           10,748       (5,415)
        Other, net                                                                17,719       25,019
                                                                               ------------------------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (579,131)      95,059

INVESTING ACTIVITIES
   Proceeds from sales of fixed maturity securities                              629,957       84,292
   Proceeds from calls, paydowns and maturities of fixed maturity securities      51,889       81,265
   Proceeds from sales of equity securities                                       41,152       33,512
   Proceeds from sales of limited partnership investments                         10,150         --
   Proceeds from cancellation of interest rate swap                                1,560         --
   Proceeds from sales of wholly-owned subsidiaries, net of cash
      transferred and selling expenses                                           150,138         --
   Purchases of equity securities                                                (15,686)     (49,609)
   Purchases of limited partnership investments                                  (11,323)        --
   Purchases of fixed maturity securities                                       (229,680)    (277,899)
   Purchases of property, furniture, equipment and software                         (580)     (17,542)
   Fees paid and funds loaned to ManagedComp Holdings, Inc. in connection
      with termination of proposed acquisition                                    (8,500)        --
   Purchases of intangible assets                                                   (657)     (16,598)
   Short-term investments, net                                                     2,094       61,896
   Other, net                                                                       --         (7,480)
                                                                               ------------------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 620,514     (108,163)

FINANCING ACTIVITIES
   Proceeds from bank borrowings                                                    --         40,300
   Repayment of bank borrowings                                                  (75,000)        --
   Cash dividends paid                                                              --         (7,459)
   Issuance of common stock                                                         --            537
   Purchases of treasury stock, net                                                 (195)     (25,781)
                                                                               ------------------------
             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (75,195)       7,597
                                                                               ------------------------
             DECREASE IN CASH                                                    (33,812)      (5,507)
                                                                               ------------------------
             CASH AT BEGINNING OF YEAR                                            43,219       28,335
                                                                               ------------------------
             CASH AT END OF PERIOD                                             $   9,407    $  22,828
                                                                               ========================


See notes to consolidated financial statements.

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Also, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosures regarding the Company's reportable segments.

2.  EARNINGS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted loss per common share (amounts in thousands, except per share data):


                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                        -------------------------------------------------
                                                           2000         1999          2000         1999
                                                        -------------------------------------------------
NUMERATOR:
Net loss                                                $(78,983)   $(175,829)   $(146,554)   $(143,053)
                                                        ================================================
Numerator for basic loss per share--loss
   available to common shareholders                      (78,983)    (175,829)    (146,554)    (143,053)
Effect of dilutive securities:
   Minority interest in income of
      consolidated subsidiary trust                         --           --           --           --
                                                        -------------------------------------------------
Numerator for diluted loss per share--loss available
   to common shareholders after assumed conversions     $(78,983)   $(175,829)   $(146,554)   $(143,053)
                                                        ================================================
DENOMINATOR:
Denominator for basic loss per share--weighted
   average shares                                         36,032       34,743       34,520       35,323
Effect of dilutive securities:
   Convertible Trust Originated Preferred Securities        --           --           --           --
   Employee stock options                                   --           --           --           --
                                                        -------------------------------------------------
Dilutive potential common shares                            --           --           --           --
                                                        -------------------------------------------------
Denominator for diluted loss per share--adjusted
   weighed average shares and assumed conversions         36,032       34,743       34,520       35,323
                                                        ================================================
Loss per common share:
   Basic                                                $  (2.19)   $   (5.06)   $   (4.25)   $   (4.05)
                                                        ================================================
   Diluted                                              $  (2.19)   $   (5.06)   $   (4.25)   $   (4.05)
                                                        ================================================

                 FRONTIER INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

3.  SALES OF SUBSIDIARIES

    Effective January 20, 2000, the Company sold Lyndon Insurance Group, Inc. ("Lyndon") to Protective Life Insurance Company ("Protective") for $163.5 million in cash. After legal and advisory fees, other selling costs and estimated purchase price adjustments, the Company recognized a gain of approximately $1.2 million, which is included in net realized capital gains (losses) in the accompanying consolidated statements of operations.

    The purchase price was subject to adjustment based on a target level of adjusted capital and surplus for Lyndon, as defined in the purchase agreement. The aforementioned $1.2 million gain reflects estimated net purchase price adjustments of approximately $4.5 million that the Company believes is due from Protective. In connection with finalizing the purchase price adjustment, disagreements arose between the Company and Protective regarding certain amounts reflected in Lyndon's closing balance sheet, particularly which party would be responsible for approximately $9.3 million in federal income taxes, which under the group tax sharing agreement would be payable to the Company by Lyndon.

    The Company and Protective have been unable to resolve their disagreements and, pursuant to the purchase agreement, the matters will be decided by an independent arbitrator. Based on the provisions of the purchase agreement and terms of a group tax sharing agreement between its subsidiaries (including Lyndon), management, in consultation with outside legal counsel, believes that the Company will prevail in the arbitration process and ultimately collect the $4.5 million due from Protective.

    Following is a summary of Lyndon's revenues and expenses included in the accompanying statements of operations (in thousands, except for per share data):


                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999        SEPTEMBER 30, 1999
                                                     --------------------------------------------

Premiums earned                                           $19,638                 $56,962
Net investment income                                       4,041                  11,873
Realized gains                                                352                     692
                                                     --------------------------------------------
  Total revenues                                           24,031                  69,527

Losses                                                     11,746                  30,855
LAE                                                         1,092                   3,552
Amortization of policy acquisition costs                    5,107                  11,583
Underwriting and other expenses                             4,278                  12,681
                                                     --------------------------------------------
  Total expenses                                           22,223                  58,671
                                                     --------------------------------------------
     Income before income taxes                             1,808                  10,856
Provision for income taxes                                    346                   3,093
                                                     --------------------------------------------
  Net income                                              $ 1,462                 $ 7,763
                                                     ============================================
Earnings per common share:
  Basic                                                   $   .04                 $  .22
                                                     ============================================
  Diluted                                                 $   .04                 $  .22
                                                     ============================================

     Effective June 1, 2000, the Company sold Regency Insurance Company ("Regency") to Tomoka Re Holdings, Inc. for approximately $6.7 million in cash. After transaction costs, the Company recognized a loss of approximately $2.3 million, which is included in net realized capital gains (losses) in the accompanying consolidated statements of operations. Regency's operations were not material to the consolidated financial statements. For the three and nine months ended September 30, 1999, Regency recognized net income of approximately $198,000 and $353,000, respectively. For the five months ended May 31, 2000, Regency recognized a net loss of approximately $1.4 million.

     Following is a summary of the assets and liabilities related to Lyndon and Regency which are included in the accompanying consolidated balance sheet at December 31, 1999 (in thousands):


                                                        LYNDON         REGENCY           TOTAL
                                                       --------       --------         --------
ASSETS
    Invested assets                                    $306,420        $10,651         $317,071
    Other assets                                        214,817         37,119          251,936
                                                       --------       --------         --------
                                                       $521,237        $47,770         $569,007
                                                       ========       ========         ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
    Unpaid losses and LAE                              $ 46,168        $14,542         $ 60,710
    Unearned premiums                                   286,178         19,154          305,332
    Other liabilities                                    38,139          3,739           41,878
                                                       --------       --------         --------
Total liabilities                                       370,485         37,435          407,920
Shareholder's equity                                    150,752         10,335          161,087
                                                       --------       --------         --------
Total liabilities and shareholder's equity             $521,237        $47,770         $569,007
                                                       ========       ========         ========


     In June 2000, the Company closed its wholly-owned subsidiary, OneStop.com, Inc. ("OneStop"), an ecommerce entity created during the second quarter of 1999 to market products and services to affinity groups via the internet.

     OneStop recognized net losses of approximately $1.9 million and $2.1 million for the three and nine months ended September 30, 1999, respectively, and approximately $1 million and $11.7 million for the three and nine-months ended September 30, 2000, respectively. Such losses, excluding approximately $1 million and $5.5 million in restructuring related charges (including approximately $0.8 million of severance costs) for the three and nine months ended September 30, 2000, respectively, are included in other corporate expenses in the accompanying consolidated statements of operations.

     On July 11, 2000, the Company sold OneStop to SolutionsAmerica, Inc. ("SolutionsAmerica"), a privately owned development stage e-commerce entity. The Company received one million shares of SolutionsAmerica's common stock representing an approximate 10% ownership interest in SolutionsAmerica. Due to the developmental stage of SolutionsAmerica, including cumulative net losses, no value has been assigned to the stock by the Company.

4.   SALE OF RENEWAL RIGHTS

     On August 4, 2000, the Company sold to Gulf Insurance Company ("Gulf") the renewal rights to policies related to its environmental, excess and surplus lines casualty business and certain classes of surety business (collectively, the "Business"). Under the agreement, Gulf is obligated to pay the Company 30% of the insurance premiums for the renewal term from policies written by Gulf or its affiliates with respect to the Business (and, in certain limited instances, with respect to new policies) and an additional 5% of the premiums, if any, in excess of $50 million. Gulf made a non-refundable advance payment of $8.4 million at the closing against these obligations and is obligated to make an additional non-refundable advance payment of $3.6 million during the fourth quarter of 2000, provided that the Company has complied with its obligations to promptly refund premiums to customers of the Business that replace their current policies with policies written by Gulf.

     As the Company has no obligation for any continuing involvement with the Business, the $12 million non-refundable payment, net of approximately $4 million in selling costs, is reflected as a gain in the accompanying consolidated financial statements. Any additional consideration to be received by the Company is contingent upon renewal premiums exceeding $40 million. Since the Company is not able to reasonably estimate the amount of future renewal premiums, any additional consideration will be recognized once the actual renewal premiums exceed $40 million and the contingent consideration is due to the Company.

     In connection with the sale of the renewal rights during the third quarter of 2000, the Company wrote-off remaining goodwill related to the Environmental, Excess and Surplus Lines and Surety Divisions of approximately $5.6 million which is included in restructuring related charges in the accompanying consolidated statements of operations.

5.   EXCHANGE OF CONVERTIBLE TRUST ORIGINATED PREFERRED SECURITIES ("TOPrS")


     During the third quarter of 2000, the Company issued 7,923,450 shares of its Common Stock in exchange for 833,900 TOPrS, which included approximately $1.7 million in deferred interest payments, in a series of privately negotiated transactions. Following the exchanges, the acquired TOPrS were cancelled, together with approximately $42 million in principal amount of the related convertible debentures issued by the Company. The fair value of the Common Stock issued to TOPrS holders was approximately $4.1 million and the carrying value of the TOPrS (and related convertible debentures) cancelled, net of unamortized offering costs of approximately $1.2 million, was approximately $40.5 million.

     As a result of the exchanges, the Company recognized a non-cash inducement charge of approximately $2.6 million, representing the fair value of the shares of Common Stock issued in excess of the contractual conversion rate of 2.3461 shares per TOPrS, net of the deferred interest and related unamortized offering costs. This amount is included in minority interest in income of consolidated subsidiary trust in the accompanying consolidated financial statements.


6.    COMPREHENSIVE INCOME

     The components of comprehensive loss are as follows (in thousands):


                                               THREE MONTHS                   NINE MONTHS
                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                          -------------------------------------------------------
                                             2000           1999           2000           1999
                                          -------------------------------------------------------
Net loss                                   $(78,983)      $(175,829)    $(146,554)     $(143,053)
Other comprehensive loss:
    Unrealized gains (losses), net of tax     5,693         (13,915)       11,313        (40,066)
                                          -------------------------------------------------------
      Total comprehensive loss             $(73,290)      $(189,744)    $(135,241)     $(183,119)
                                          =======================================================

     Accumulated other comprehensive loss consists of unrealized losses of $7.3 million and $18.6 million related deferred federal income tax, as of September 30, 2000 and December 31, 1999, respectively.

7.    REINSURANCE

     The effect of reinsurance on premiums written and earned is as follows (in thousands):


                  THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
           ----------------------------------------------      ------------------------------------------------
                   2000                      1999                      2000                       1999
                 Premiums                  Premiums                  Premiums                   Premiums
           --------------------     --------------------       -------------------      -----------------------
           Written    Earned         Written   Earned          Written    Earned        Written      Earned
           --------   ---------      --------  --------        --------   -------       --------     --------
Direct     $ 75,436   $127,487       $266,061  $214,830        $331,570  $ 484,404     $ 722,533    $ 609,418
Assumed      24,598     29,392         22,992    13,817          78,562     63,375        40,664       34,104
Ceded       (25,214)   (40,731)       (92,949)  (78,466)        (97,292)  (150,119)     (246,357)    (215,164)
           --------   ---------      --------  --------        --------  ---------     ---------    ---------
Net        $ 74,820   $116,148       $196,104  $150,181        $312,840  $ 397,660     $ 516,840    $ 428,358
           ========   =========      ========  ========        ========  =========     =========    =========

     The effect of reinsurance ceded decreased incurred loss and loss adjustment expense ("LAE") as follows (in thousands):


                       THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                            2000            1999                          2000            1999
                         -------------------------------          -------------------------------

Incurred losses            $65,365         $54,054                     $130,602       $143,526
Incurred LAE                 8,843           2,044                       14,490         18,852


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

    AGGREGATE STOP-LOSS AGREEMENT
    On September 27, 2000, the Company entered into a retroactive aggregate reinsurance contract with National Indemnity Company ("National Indemnity"), a subsidiary of Berkshire Hathaway, Inc., relating to approximately $514.3 million in loss and LAE reserves held on June 30, 2000 for accident years 1999 and prior for Frontier Insurance Company ("Frontier"). The agreement provides for up to $285.7 million in additional coverage in excess of the reserves held at June 30, 2000.

    Under the agreement, the Company paid National Indemnity $505 million. The $9.3 million gain, representing the difference between the amount paid and the recorded reserves of $514.3 million, was deferred and will be recognized in earnings over the settlement period of the underlying claims. Further, the Company is currently in discussions with National Indemnity regarding reinsurance recoverables on claims paid by the Company prior to the effective date of the contract. If National Indemnity's interpretation prevails, the Company could owe National Indemnity additional consideration of up to approximately $6.5 million which could result in an offsetting reduction to the deferred gain. During the third quarter of 2000, Frontier increased its loss and LAE reserves relating to accident years 1999 and prior (and covered under this contract) by approximately $30.3 million and, accordingly, recorded an additional deferred gain. The Company recognized $3.7 million of the deferred gain during the third quarter of 2000 as a reduction of incurred losses. At September 30, 2000 the accompanying balance sheet reflects reinsurance recoverables on unpaid losses and LAE related to this contract of approximately $478 million and a deferred gain of $35.9 million.

    In connection with the reinsurance agreement with National Indemnity, the Company is currently negotiating a novation of the existing stop loss reinsurance agreements between the Company and Zurich Reinsurance (North America), Inc. ("Zurich N.A.") which cover accident years 1995 through 1998. Under the terms of the novation, National Indemnity would receive a premium of approximately $170 million in exchange for assuming the liabilities related to the business covered by the Zurich N.A. stop loss reinsurance agreements. Although terms of a definitive agreement are still to be negotiated, $107 million of the premium would be expected to be paid by the Company and, upon its approval of an agreement, $63 million would be expected to be paid by Zurich N.A. Funds withheld by the Company at September 30, 2000 under the Zurich N.A. treaties and reported as a liability in the accompanying balance sheet were approximately $105 million. The Company expects that a definitive agreement will be executed during the fourth quarter of 2000.

8.  CREDIT FACILITY AND DEBT COVENANTS

    The Company is in violation of certain financial covenants under the terms of the credit facility with a syndicate of five banks led by Deutsche Bank A.G. ("Deutsche Bank"). These violations permit Deutsche Bank to elect to accelerate repayment of amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral.

    In addition, the Company is in violation of certain financial cross-default provisions included in agreements underlying the guarantees by the Company of the bank loan to Douglass/Frontier LLC and amounts borrowed by executive employees under the officer loan program. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

    The Company is currently negotiating revisions to its financial covenants with its lenders.

9.  RELATED PARTY TRANSACTIONS

    METRO PARTNERS, INC.
    As previously disclosed in the Company's 1999 Form 10-K, at December 31, 1999, the Company maintained a 60% interest in Metro Partners, Inc. ("Metro Partners"). Metro Partners, organized in 1998 by an executive vice president and a director of the Company, provides administrative services to insurance agents and brokers. In January of 2000, the Company purchased Emmis Holdings, a holding company which owned 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership in Metro Partners to 90%. The purchase price for the additional 30% interest exceeded the related net tangible assets by approximately $750,000, which amount was immediately written off and is reflected in other corporate expenses in the accompanying consolidated statements of operations.

    Although the Company believed that increasing its ownership interest in Metro Partners would provide increased opportunities for product distribution by its insurance subsidiaries, due to the continued operating losses of Metro Partners, on June 15, 2000, the Company terminated its ownership interest and entered into a restructuring agreement (the "Agreement"). In exchange for its 90% ownership interest, the Company received 1,040 shares of non-voting, non-convertible, 8%, cumulative preferred stock, and a five year warrant to purchase up to 15% of Metro Partners' common stock at a purchase price of $5 per share. The preferred stock is redeemable at the option of Metro Partners at a price of $5,000 per share, plus accrued dividends. At least 50% of cumulative dividends are required to be paid in cash each year commencing on June 15, 2001. In addition, the Agreement provides for mandatory redemptions of the preferred stock equal to ten percent of the net cash proceeds received at the closing of any equity financing secured by MetroPartners. As of the date of the Agreement, the Company has no common stock ownership interest in Metro Partners.

    The Company is carrying its investment in the preferred stock at approximately $530,000, which approximates the carried value of its former ownership interest in Metro Partners at the date of the restructuring agreement. No value has been assigned to the warrant. Metro Partners is currently seeking other capital raising alternatives. Failure on the part of Metro Partners to secure additional capital would have a material adverse effect on the carrying value of preferred stock.

    Through June 15, 2000, net losses recognized by Metro Partners included in other corporate expenses in the accompanying consolidated statements of operations amounted to approximately $1 million.

     DIRECTOR AND OFFICER LOANS AND GUARANTEES
     As disclosed in the Company's 1999 Form 10-K, at December 31, 1999 the Company had pledged collateral for, or guaranteed amounts owed by, Thomas
     J. Dietz ("Dietz"), an officer of the Company, and Peter L. Rhulen ("Rhulen"), a director of the Company, of approximately $2 million and $8.6 million, respectively, related to personal obligations of Dietz and Rhulen. In addition to the $8.6 million guaranty for Rhulen, at December 31, 1999, the Company had transferred $4.5 million of United States Treasury Notes ("Treasuries") to an account maintained by Rhulen as collateral for another personal obligation. In exchange, Rhulen transferred to the Company 930,212 personally owned shares of the Company's Common Stock which, at the date of transfer, had a market value approximating the value of the Treasuries.

     During the first quarter of 2000, Dietz repaid $250,000 to his creditors and transferred to the Company personally owned shares of the Company's Common Stock with a market value of $200,000, which transactions reduced the Company's exposure to Dietz's obligations to approximately $1.6 million. At December 31, 1999, the Company had established an allowance for its exposure to the Dietz obligations of $750,000. During the third quarter of 2000, based on an evaluation of the creditworthiness of, and security pledged by Dietz, the Company increased this allowance by $850,000 to fully reserve this exposure. The additional $850,000 is reflected in other corporate expenses in the accompanying consolidated statements of operations.

     During the first quarter of 2000, Rhulen repaid his creditor approximately $8.2 million, reducing the Company's guaranty to approximately $400,000 at March 31, 2000. Further, in October of 2000, Rhulen satisfied an additional $278,000 of the Company's guaranty which reduced the Company's outstanding guaranty to $122,000. Additionally, Rhulen repaid approximately $547,000 related to his obligations for which the Company had previously transferred the Treasuries. Accordingly, Treasuries currently held by Rhulen were reduced to approximately $4 million. The Company continues to hold the 930,212 shares of Common Stock previously transferred by Rhulen.

     OFFICER LOAN PROGRAM
     In December 1998, the Company initiated a program to facilitate the purchase of its Common Stock by key management executives. Under the program, a financial institution loaned funds to the executive for such purchase and the shares were pledged to the financial institution as collateral for the loan by the executive, who is be responsible for its repayment and payment of the related interest. The amount borrowed by the executive is guaranteed by the Company. At September 30, 2000, the total outstanding amount borrowed by current and former executives and guaranteed by the Company was approximately $4.1 million.

     Although executives participating in the program are responsible for the loan repayment and related interest, the Company recorded a non-cash charge of approximately $1 million related to its guarantees for officers no longer employed by the Company. Additionally, in an attempt to retain its current key executives, the Company's Board of Directors authorized management to develop a plan under which a portion of the amounts owed by current officers would be repaid on their behalf by the Company. Although the terms and conditions of the plan have not been finalized, during the third quarter the Company recorded a non-cash charge of approximately $1.9 million related to the obligations of current officers participating in the program. The total estimated liability of $2.9 million is included in other corporate expenses and other liabilities in the accompanying consolidated financial statements.

10.  RESTRUCTURING RELATED CHARGES

     As part of its Corrective Action Plan ("CAP") implemented during the first quarter of 2000, the Company has decided to reduce staffing levels, including closing or selling several of its underwriting operations.

     Through the nine months ended September 30, 2000, the Company terminated approximately 389 employees, including 78 during the third quarter. Severance costs recognized as a result of such terminations amounted to approximately $0.9 million and $4.8 million for the three and nine months ended September 30, 2000.

    Following is a summary of the accrued severance costs included in other liabilities in the accompanying consolidated financial statements:


                                                  THREE MONTHS ENDED                          Nine Months Ended
                                    ----------------------------------------------------     ------------------
                                    MARCH 31, 2000    JUNE 30, 2000   SEPTEMBER 30, 2000     SEPTEMBER 30, 2000
                                    ----------------------------------------------------     ------------------
Balance at beginning of period       $     -            $ 2,071            $   703                $    --
   Provision for severance costs       2,687              1,164                934                  4,785
   Severance benefits paid              (616)            (2,532)            (1,247)                (4,395)
                                    ----------------------------------------------------       -------------
Balance at end of period             $ 2,071            $   703            $   390                $   390
                                    ====================================================       =============

    In addition, goodwill of approximately $2.5 million related to the closing of a small underwriting operation within the Environmental, Excess and Surplus Lines Division was written off during the second quarter of 2000.

    As a result of the sale of certain renewal rights during the third quarter of 2000 (see Note 4 - Sale of Renewal Rights), the Company wrote-off the remaining goodwill related to the Environmental, Excess and Surplus Lines and Surety Divisions of approximately $5.6 million.

    Restructuring related charges also include a write down of approximately $3.7 million for certain assets related to the closure of OneStop during the second quarter and approximately $1 million in additional closing costs during the third quarter related to the "winding down" of OneStop's operations prior to its sale (refer to Note 3 - Sales of Subsidiaries).

    The Company expects additional restructuring and related severance costs will be incurred in the future as it continues to implement its expense reduction and cost containment initiatives.

11. IMPAIRMENT OF INTANGIBLE ASSETS
    In April 2000, the Company's insurance subsidiaries were downgraded to C++ ("Marginal") by A.M. Best, Inc. ("A.M. Best"). In July 2000, the Surety Bond Branch of the United States Treasury removed Frontier and Frontier Pacific Insurance Company ("Frontier Pacific") from its listing of insurance companies deemed acceptable for the purpose of writing certain bonds ("T-Listing"), primarily subdivision, customs and miscellaneous guarantee bonds.

    Primarily due to the downgrade by A.M. Best and the loss of Frontier's and Frontier Pacific's T-Listing, during the second quarter of 2000 the Company wrote off approximately $2.7 million and $7.4 million of intangible assets related to previous acquisitions of certain insurance agencies and renewal rights within its Environmental, Excess and Surplus Lines Division and Surety Division, respectively. The Company determined that the expected undiscounted cash flows related to the business generated by the acquired agencies or renewal rights would not be sufficient to support the valuation of the related intangible asset. The total $10.1 million impairment charge is included in underwriting and other expenses in the accompanying consolidated statements of operations.

12. STATUTORY FINANCIAL AND OTHER INFORMATION
    At September 30, 2000 and December 31, 1999, the consolidated amounts of the Company's insurance subsidiaries' policyholders' surplus on a statutory accounting practices ("SAP") basis were approximately $79.7 million and $307.8 million ($203.4 million excluding Lyndon and Regency), respectively. These amounts reflect a discount of Frontier's medical malpractice loss and LAE reserves, which varies from prescribed SAP as permitted by the State of New York Insurance Department, of approximately $7 million and $53.6 million at September 30, 2000 and December 31, 1999, respectively. The December 31, 1999 discount amount was reversed as a result of the purchase of the aggregate stop loss reinsurance treaty with National Indemnity.

    Continuing statutory losses have significantly weakened the financial condition of the Company and its insurance subsidiaries. Most notably, during the third quarter of 2000, Western Indemnity Insurance Company ("Western") was placed under administrative oversight following the conclusion of an examination by the Texas Department of Insurance. Western has filed a plan of withdrawal with the Texas Department of Insurance under which, Western will no longer write any new or renewal business. Western represented approximately 3.3% and 4% of the Company's consolidated net premiums written and earned, respectively, during 1999.

    In addition, the Company has voluntarily agreed to stop writing new and renewal business in certain states as a result of its weakened financial condition. One state has suspended the Certificate of Authority of Frontier. Net premiums written and earned in these states are not expected to have a significant impact on the potential future writings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. These forward-looking statements reflect Frontier's current views about future events. These forward-looking statements are identified, in part, by their use of terms including, but not limited to, "expects," "continues," "believes," "intends," "plans," "anticipate," and similar expressions identifying forward-looking statements. These forward-looking statements also include any statement whose accuracy can be discerned sometime in the future. These forward-looking statements are subject to a variety of risks and uncertainties include the following: recent rating agency downgrades, lack of liquidity, regulatory agency oversight, actions by state regulators limiting Frontier's ability to write new or renewal business, withdrawal or failure to obtain endorsements from medical organizations, the ability to negotiate rate increases, the need to re-negotiate financial covenants under which the Company is in violation, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio, changes in generally accepted accounting principles and the risk factors set forth in the Company's other Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Quarterly Report.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


REPORTABLE SEGMENTS

The Company's operations include approximately 130 insurance programs classified in six reportable segments: Professional Liability (previously the Health Care Segment); Surety; Alternative Risk; Specialty Programs; Environmental, Excess and Surplus Lines; and Personal and Credit-Related. The Company's reportable segments are divisions that offer different types of coverages and are managed separately because of the specialized nature of the related products underwritten.

During the second quarter of 2000, the Company revised the composition of its operating segments. The change in segments involved the reclassification of the Company's health and human services business from the Health Care Division (renamed the Professional Liability Division) to the Specialty Programs Division and the reclassification of the Company's errors and omissions and director and officer liability business from the Specialty Programs Division to the Professional Liability Division. All information for the Company's reportable segments has been restated to reflect the change in segment composition.

The following is a summary of premiums earned by segment (in thousands):


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                               ---------------------              -----------------------
                                                 2000         1999                  2000          1999
                                               ---------------------              -----------------------
NET PREMIUMS EARNED BY SEGMENT:
  Professional Liability                       $ 20,564     $ 21,597              $ 71,219      $ 78,528
  Surety (1)                                     21,231       26,450                78,537        72,337
  Alternative Risk                                3,537        3,870                28,923        17,874
  Specialty Programs                             51,443       51,670               155,961       136,023
  Environmental, Excess and Surplus Lines (1)    17,405       16,855                46,815        47,684
  Personal and Credit Related (2):
    Lyndon                                           --       19,638                    --        56,962
    Other                                         1,968       10,101                16,205        18,950
                                               --------     --------              --------      --------
       Total                                   $116,148     $150,181              $397,660      $428,358
                                               ========     ========              ========      ========

The following is a summary of profit (loss) by segment (in thousands):


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                              ------------------------            ----------------------
                                                 2000          1999                 2000         1999
                                              ------------------------            ----------------------
SEGMENT PROFIT (LOSS):
  Professional Liability                      $(13,812)      $(76,486)            $ (28,779)    $ (60,655)
  Surety (1)                                    (5,506)        12,533               (13,602)       20,185
  Alternative Risk                              (5,415)       (10,839)                2,467         1,942
  Specialty Programs                           (40,685)       (72,730)              (89,172)      (98,842)
  Environmental, Excess and Surplus Lines (1)   (4,021)         2,301                (9,465)        6,661
  Personal and Credit Related (2):
    Lyndon                                        --           (3,207)                 --          (2,347)
    Other                                         (970)            28                (2,413)         (156)
                                              -----------------------             -----------------------
Total segment loss                             (70,409)      (148,400)             (140,964)     (133,212)
Reconciling items:
    Total net investment income (loss)          (2,768)        21,058                30,597        63,474
    Amortization of deferred gain                3,709           --                   3,709          --
    Interest expenses                           (7,174)        (4,728)              (16,020)      (13,492)
    Other corporate expenses, net (3)           (3,120)          (808)              (23,356)       (2,243)
                                               ----------------------             -----------------------
  Consolidated loss before taxes              $(79,762)     $(132,878)             (146,034)    $ (85,473)
                                               ======================             =======================

(1) In August 2000, the Company sold the renewal rights to certain classes of business written through these segments (see Note 4 of the Notes of the Consolidated Financial Statements--Sale of Renewal Rights).

(2) Effective January 20, 2000, the Company sold Lyndon Insurance Group, Inc. ("Lyndon") through which the majority of business in this segment was written in 1999. Effective June 1, 2000, the Company sold Regency Insurance Company through which the majority of business in this segment has been written in 2000.

(3) For the nine months ended September 30, 2000, other corporate expenses included the ManagedComp termination fee, OneStop restructuring charges, and other corporate expenses of approximately $4.5 million, $5.5 million and $13.4 million, respectively.

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                              ----------------------------           --------------------------
                                                   2000            1999                 2000           1999
                                              ----------------------------           --------------------------
STATUTORY COMBINED RATIO:
Losses                                             97.5%           94.2%                 73.9%         59.6%
Loss adjustment expenses ("LAE")                   20.9            64.6                  22.9          34.9
Underwriting and other operating expenses          52.5            34.1                  47.7          34.3
                                              ----------------------------         ---------------------------
    Total combined ratio                          170.9%          192.9%                144.5%        128.8%
                                              ============================         ===========================
GAAP COMBINED RATIO
Losses                                             95.8%           90.9%                 68.3%         58.2%
LAE                                                22.2            60.7                  23.3          32.6
Underwriting and other operating expenses (1)      49.9            47.8                  51.0          40.8
                                              ----------------------------         ---------------------------
    Total combined ratio                          167.9%          199.4%                142.6%        131.6%
                                              ============================         ===========================

(1) For purposes of calculating the GAAP Combined Ratio, underwriting and other operating expenses include amortization of policy acquisition costs, underwriting and other expenses, restructuring related charges, the ManagedComp termination fee and other corporate expenses.

SEGMENT RESULTS

Overall, segment results for the three and nine months ended September 30, 2000 reflect increased ultimate loss and LAE ratios utilized as a result of an in-depth actuarial study completed during the third quarter of 1999. Additionally, continued deterioration during 2000 for business written primarily in years 1999 and prior resulted in additional reserve charges during the three and nine month 2000 periods of approximately $42.4 million and $66 million, respectively (see management's discussion of the results for the three and nine months ended September 30, 2000 -- Losses and LAE).

Additionally, as a result of certain underwriting actions implemented (including terminating several agent relationships), rating agency downgrades, the loss of its T-Listing, and the sale of renewal rights to to Gulf, the Company experienced a 50.5% and 25.7% decline in net written premiums for the three and nine months ended September 30, 2000 compared to the respective 1999 periods (excluding Lyndon) (see management's discussion of the results for the three and nine months ended September 30, 2000 -- Net Premiums Earned).

The 2000 segment results were also impacted by several significant charges including restructuring and impairment charges, and increased acquisition costs due to cut-through reinsurance arrangements. Finally, while management has seen some impact of its cost containment and expense saving initiatives, expenses are not declining in direct proportion to net earned premiums. The Company is continuing to execute its Corrective Action Plan and expects to see further expense reductions throughout the remainder of 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET PREMIUMS EARNED
The $34 million or 23% decrease in net premiums earned during the three months ended September 30, 2000 from the same period in 1999 was primarily attributable to the current year sales of Lyndon and Regency, planned decreases in unprofitable programs within the Professional Liability Division, the negative effect of the loss of Frontier's and Frontier Pacific's Treasury Listing and rating agency downgrades which have impaired the Company's ability to write new and renewal business, underwriting actions, including terminated relationships with certain agents and competitive pricing conditions in the market.

The decrease in these divisions was slightly offset by the growth in premiums earned within the Environmental, Excess and Surplus Lines Division for the quarter, which does not yet reflect the full negative impact on premiums written that the rating agency downgrade is expected to have.

Net premiums earned for the Professional Liability Division decreased 5% from $21.6 million during the three month period ended September 30, 1999 to $20.6 million for the same period in 2000 primarily reflecting the effect of the rating agency downgrade, including the loss of an endorsement from the Academy of General Dentistry. The negative effect of the downgrade was offset by approximately $2.6 million in additional premiums earned due to rate increases.

Net premiums earned for the Surety Division decreased 20% from $26 million during the three month period ended September 30, 1999 to $21 million for the same period in 2000 due to the loss of Frontier's and Frontier Pacific's Treasury Listing. As a result of the sale of the renewal rights to a large book of business in this division (see Note 4 of the Notes to the Consolidated Financial Statements -- Sale of Renewal Rights), management expects the trend in declining premiums to continue.

Net premiums earned for the Specialty Programs Division in the third quarter of 2000 remained constant with the third quarter of 1999 as decreases in many programs were offset by the effects of earned premiums from business written in 1999 for a variety of commercial auto programs, several of which have been discontinued during 2000. The Company's focus on a variety of commercial auto-related programs, many of which had strong written premium growth in mid to late 1999, contributed to an increase of $6.7 million in net premiums earned in the third quarter of 2000 over the same period in 1999. In addition, a manufacturing and contracting program, which the Company began writing in the year 2000, contributed an additional $1.6 million of premiums earned in the third quarter.

These increases were offset by decreases in net premiums earned resulting from the loss of business due to rating agency downgrades, competitive pricing conditions and the effects of several underwriting actions taken by the Company including exiting certain high risk classes, terminating agents, increasing premium rates and implementing more stringent underwriting guidelines for new and renewal business. These changes primarily affected the health and human services, daycare, child and family services, and camp programs and contributed to a combined $8 million decrease in premiums earned for the three month period ended September 30, 2000 when compared to the same period in 1999.

The 93% decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the sales of Lyndon and Regency effective January 20, 2000 and June 1, 2000, respectively (See Note 3 of the Notes to the Consolidated Financial Statements -- Sales of Subsidiaries). Lyndon and Regency accounted for approximately $19.6 million and $10 million, respectively, of net premiums earned during the third quarter of 1999.

NET INVESTMENT INCOME
Net investment income declined 52.1% to $9.3 million in the third quarter of 2000 from $19.4 million in the third quarter of 1999. Excluding Lyndon, net investment income declined 39.4% to $9.3 million from $15.3 in the third quarter of 1999. The decrease, excluding Lyndon, was primarily related to the liquidation of assets in connection with the purchase of an aggregate stop loss reinsurance treaty from National Indemnity (see Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance). Although payment for the treaty was not made until September 27, 2000, the Company transferred related investment income of approximately $7.1 million to National Indemnity from the effective date of the treaty, July 1, 2000, until the payment date. This decrease was partially offset by an increased allocation from municipal securities to higher yielding taxable securities during the third quarter of 2000 compared to the 1999 three-month period. As a result of the reinsurance transaction, the Company believes that net investment income will continue at a rate slightly less than that reported in the current quarter.

Also during the third quarter of 2000, the Company realized a net capital loss of approximately $12 million compared to a net realized capital gain of $1.7 million in the third quarter of 1999, which was primarily the result of the liquidation of portfolio securities in connection with the purchase of the aggregate stop loss reinsurance treaty.

LOSSES AND LAE
The overall GAAP loss and LAE ratio decreased from 151.6% in the third quarter of 1999 to 118% in the third quarter of 2000. Such decrease was due to the fact that the 2000 three-month results included an adverse loss development charge of approximately $42.4 million and the corresponding 1999 period included an adverse loss development charge of approximately $136 million.

The reserve charge recorded during the third quarter of 2000 resulted from deterioration in the Specialty Programs, Professional Liability, Environmental, Excess and Surplus Lines Divisions which reflect adverse development of approximately $24.1 million, $10.8 million, and $4 million, respectively. Additionally, the Surety Division recorded a $3.5 million charge related to one large plugging and abandonment claim.

The increase in the Specialty Division related to deterioration in its commercial auto liability and general liability programs. Commercial auto liability reserves increased by $10.3 million primarily due to three discontinued programs which included a short-term auto rental program, an ambulette program and a truckers program. Additionally, general liability reserves increased by approximately $13.8 million, of which approximately $12.6 million resulted from deterioration of discontinued programs for large crane operators, landlords of low and moderate-income housing and a workers' compensation program written in California. Also contributing to this increase was a program for municipalities in New Jersey. The remaining $1.2 million of this increase related to a variety of programs, none of which were individually significant.

The reserve charge recorded in the Professional Liability Division related primarily to losses incurred by Western Indemnity. These charges included approximately $3.4 million of medical practice business assumed by Western prior to 1999. During the third quarter of 2000, the Company filed a plan of withdrawal for Western with the Texas Department of Insurance under which Western will no longer write any new or renewal business (see Note 12 of Notes to the Consolidated Financial Statements -- Statutory Financial and Other Information).

The reserve charge recorded in the Environmental, Excess and Surplus Lines Division was primarily due to increased costs associated with the settlement of claims, primarily in the general liability line of business.

Of the $42.4 million of adverse development charges recorded during the third quarter of 2000, approximately $30.3 million is recoverable under the National Indemnity reinsurance treaty (See Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance). The expected recoveries under the treaty must be deferred and recognized as reductions to losses and LAE incurred in future periods as the underlying claims are settled.

AMORTIZATION OF POLICY ACQUISITION COSTS
For the three months ended September 30, 2000, amortization of policy acquisition costs represented 26.6% of net premiums earned compared to 23.3% (22.9% excluding Lyndon) for the comparable 1999 period. The increase, excluding Lyndon, was primarily due to the Company's increased use of its cut-through reinsurance agreements described below. Also contributing to this increase was the run off of the unearned premiums and related deferred policy acquisition costs for both the Surety and Environmental, Excess and Surplus Lines Divisions, which traditionally have acquisition costs in excess of 30%.

As a result of rating agency downgrades, effective December 1, 1999, the Company entered into cut-through reinsurance agreements with "A" rated insurance companies. These cut-through arrangements effectively provide assurance to the Company's insureds that these "A" rated companies will pay claims in the event of the Company's insolvency. For the three months ended September 30, 2000, the Company incurred cut-through fees of approximately $1 million.

UNDERWRITING AND OTHER EXPENSES
Underwriting and other expenses as a percentage of net premiums earned decreased from 23.3% (24.3% excluding Lyndon) in the 1999 third quarter to 14.2% in the comparable 2000 period due primarily to several significant charges recorded during the 1999 period. During the third quarter of 1999, a time study was conducted in connection the Company's reserve analysis and related claim study, as a result of which, the Company recorded a $5.3 million adjustment to underwriting and other expenses for certain corporate and administrative expenses previously included in loss adjustment expenses. Additionally, the 1999 three-month period includes an increase in the provision for doubtful accounts of approximately $2 million. The balance of the decrease in underwriting and other expenses is primarily related to the Company's cost containment and expense saving initiatives implemented during the first quarter of 2000. As of September 30, 2000, the Company had approximately 700 employees compared to approximately 1,200 as of December 31, 1999.

OTHER CORPORATE EXPENSES
Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income. The $1.3 million increase in other corporate expenses was due to non-cash charges related to guarantees and on amount due from certain officers of the Company (see Note 9 of the notes to the consolidated financial statements -- Related Party Transactions).

RESTRUCTURING RELATED CHARGES
As part of the Company's Corrective Action Plan implemented during the first quarter of 2000, the Company recorded approximately $7.5 million of restructuring related charges for the three months ended September 30, 2000. For additional disclosure regarding the restructuring related charges see Note 10 of the Notes to the Consolidated Financial Statements -- Restructuring Related Charges.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY TRUST
Minority interest in income of consolidated subsidiary trust for the three months ended September 30, 2000 reflects approximately $2.6 million in non-cash inducement charges related to the exchange of common stock for TOPrS. (see Note 5 of the Notes to the Consolidated Financial Statements -- Exchange of Convertible Trust Originated Preferred Securities ("TOPrS")).

INTEREST EXPENSE
Although the amount of interest expense in the 2000 three-month period approximated that of the 1999 three-month period, the 2000 amount reflected increased interest rates charged under the Deutsche Bank Credit Facility. Such increase is partially offset by the reduced principal amounts outstanding as a result of the $75 million repayment made on January 21, 2000.

INCOME TAXES
The significant decrease in federal income taxes was due the establishment of a deferred tax valuation allowance of approximately $89 million during the third quarter of 1999. Although the Company has incurred operating losses during 2000, no deferred tax asset has been recorded related to these losses as management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET PREMIUMS EARNED
Net premiums earned during the nine months ended September 30, 2000 decreased $30.7 million compared to the same period in 1999. The 7% decrease was primarily attributable to the sales of Lyndon and Regency and planned decreases in unprofitable programs within the Professional Liability Division, offset by growth in net premiums earned in the Surety, Alternative Risk, and the Specialty Programs Divisions.

Net premiums earned for the Professional Liability Division decreased 9.3% from $78.5 million during the nine month period ended September 30, 1999 to $71.2 million for the same period in 2000. In 1998, the Company put into place a corrective action plan to improve the results of its medical malpractice business, which included exiting certain high risk classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $10.3 million decrease in net premiums earned during the nine months ended September 30, 2000 compared to the same period in 1999. This decrease was slightly offset by the growth of a workers' compensation program for health care facilities, written through one managing general agent, which was introduced in early 2000 and has generated $3 million in net premiums earned during the nine months ended September 30, 2000.

The $11 million increase in net premiums earned in the Alternative Risk Division during the nine months ended September 30, 2000, as compared to the same period in 1999, was primarily attributable to the effect of the Unicover recission which took place during the first quarter of 2000 (see Note 7 of Notes to the Consolidated Financial Statements -- Reinsurance).

The $0.9 million decrease in net premiums earned for the Environmental, Excess, and Surplus Lines Division resulted from the inability to renew business during the first quarter of 2000 due to the rating agency downgrades which mainly affected the California contractors' liability and environmental and pollution liability programs. Net premiums earned for the third quarter of 2000 were consistent with the same period in 1999 since fronting arrangements, which became available late in the first quarter, made it possible to renew some business during the second and third quarters. Due to the sale of substantially all of the renewal rights to business written through the Environmental, Excess and Surplus Lines Division, the Company anticipates that premiums written within this Division will decline significantly in future periods. (see Note 4 of the notes to the consolidated financial statements -- Sale of Renewal Rights)

Net premiums earned for the Surety Division increased 8.6% from $72 million during the nine-month period ended September 30, 2000 to $78.5 million for the same period in 2000. This increase resulted from the acquisition of several bond agencies and geographic expansion throughout 1999 and early 2000 before the loss of

Frontier's and Frontier Pacific's Treasury Listing. Growth in a miscellaneous performance bond program, which the Company began writing in May of 1999, contributed an additional $3.8 million of net premiums earned for the nine-month period ended September 30, 2000. In addition, the contract and license and permit bond programs increased by approximately $1.4 million and $.9 million, respectively. Due to the sale of substantially all of the renewal rights to business written through the Surety Division, the Company anticipates that premiums written within this Division will decline significantly in future periods. (see Note 4 of the notes to the consolidated financial statements -- Sale of Renewal Rights)

The $20 million increase in net premiums earned for the Specialty Programs Division was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market. Most notably, in 1999 the Company began a short-term auto rental program (subsequently discontinued in 2000) that generated an increase of approximately $11.4 million in net premiums earned for the nine-month period ended September 30, 2000 over the same period in 1999. A variety of smaller commercial auto-related programs generated an additional increase of $9.1 million in net premiums earned for the nine-month period ended September 30, 2000 over the comparable 1999 period. A California workers' compensation program introduced in 1998 (subsequently discontinued in 2000) generated an approximate increase of $7.6 million in net premiums earned for the nine-month period ended September 30, 2000. In addition, a manufacturing and contracting program, which the Company began writing in early 2000, contributed an additional $2.7 million of net premiums earned.

These increases were offset by decreases in net premiums earned resulting from the loss of business due to rating agency downgrades, terminated relationships with some of the larger agents of the insurance subsidiaries, and competitive pricing conditions in the market. These changes primarily affected the health and human services, daycare, child and family services, and camp programs and contributed to a combined $10.8 million decrease in net premiums earned for the nine-months ended September 30, 2000 compared to the same period in 1999.

The 79% decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the sales of Lyndon and Regency effective January 1, 2000 and June 1, 2000, respectively (see Note 3 of the Notes to the Consolidated Financial Statements -- Sales of Subsidiaries). Lyndon and Regency accounted for approximately $57 million and $19 million, respectively, of net premiums earned through the third quarter of 1999.

NET INVESTMENT INCOME
Net investment income declined 28.8% to $41.3 million during the 2000 nine-month period from $58.1 million in the comparable 1999 period. Excluding Lyndon, net investment income declined 10.5% to $41.3 million from $46.2 million in the third quarter of 1999, primarily related to the liquidation of assets in connection with the purchase of the aggregate stop loss reinsurance treaty from National Indemnity (see Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance). Although payment for the treaty was not made until September 27, 2000, the Company transferred related investment income of approximately $7.1 million to National Indemnity from the effective date of the treaty, July 1, 2000, until the payment date. This decrease was partially offset by an increased allocation from municipal securities to higher yielding taxable securities during the third quarter of 2000 compared to the 1999 three-month period. As a result of the reinsurance transaction, the Company believes that net investment income will continue at a rate slightly less than that reported in the third quarter of 2000.

Also during the third quarter of 2000, the Company realized a net capital loss of approximately $12 million, primarily the result of the liquidation of portfolio securities in connection with the purchase of the aggregate stop loss reinsurance treaty.

LOSSES AND LAE
The overall GAAP loss and LAE ratio increased from 90.8% in the first nine months of 1999 to 91.6% in the first nine months of 2000. The nine months ended September 30, 2000 results reflect increased ultimate loss and LAE ratios utilized as a result of an in-depth actuarial study completed during the third quarter of 1999. However, in addition to maintaining these higher ratios, continued deterioration of business written primarily in years 1999 and prior resulted in reserve charges during 2000 of approximately $66 million.

The adverse loss development charge recorded during 2000 resulted from deterioration in the Specialty Programs, Professional Liability, Surety, Environmental, Excess and Surplus Lines Divisions which recorded reserve charges during the 2000 nine month period of approximately $32 million, $17 million, $13 million, and $4 million, respectively.

The increase in the Specialty Division related to deterioration in its commercial auto liability and general liability programs. During 2000, the commercial auto liability reserves were increased approximately $14 million primarily due to three discontinued programs which included a short-term auto rental program, an ambulate program and a truckers program. Additionally, general liability reserves increased by approximately $18 million. Approximately $16.8 million of this increase was due to deterioration related to discontinued programs for large crane operators, landlords of low and moderate-income housing and a workers' compensation program written in California. Also contributing to this increase was a program for municipalities in New Jersey. The remaining $1.2 million of this increase related to a variety of programs, none of which were individually significant.

The reserve charge recorded in the Professional Liability Division related primarily to losses incurred by Western Indemnity. These charges included approximately $10 million on medical practice and workers compensation business written by Western prior to 1999. During the third quarter of 2000, the Company filed a plan of withdrawal for Western with the Texas Department of Insurance under which Western will longer write any new or renewal business (see Note 12 of the Notes to the Consolidated Financial Statements -- Statutory Financial and Other Information).

During 2000, the Surety Division recorded charges related to a plugging and abandonment bond loss and a self-insured workers' compensation bond loss of approximately $3.5 million and $7 million, respectively. The remaining $2.5 million increase related to increased frequency in small to medium sized claims.

The reserve charge recorded in the Environmental, Excess and Surplus Lines Division was primarily due to increased costs associated with the settlement of claims, primarily in the general liability line of business.

Of the $66 million of adverse development charges recorded during 2000, approximately $30.3 million is recoverable under the National Indemnity reinsurance treaty (See Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance). The expected recoveries under the treaty must be deferred and recognized as a reduction to losses and LAE incurred in future periods as the underlying claims are settled.

AMORTIZATION OF POLICY ACQUISITION COSTS
For the nine months ended September 30, 2000, amortization of policy acquisition costs represented 26.3% of net premiums earned compared to 22.6% (22.9% excluding Lyndon) for the comparable 1999 period. The increase, excluding Lyndon, was primarily due to the Company's increased use of its cut-through reinsurance agreements described below. Also contributing to this increase is the run off of the unearned premiums and related deferred policy acquisition costs for both the Surety and Environmental, Excess and Surplus Lines Divisions, which traditionally have acquisition costs in excess of 30%.

As a result of rating agency downgrades, effective December 1, 1999, the Company entered into cut-through reinsurance agreements with "A" rated insurance companies. These cut-through arrangements effectively provide assurance to the Company's insureds that these "A" rated companies will pay claims in the event of the Company's insolvency. For the nine months ended September 30, 2000, the Company incurred cut-through fees of approximately $3.2 million.

UNDERWRITING AND OTHER EXPENSES
Underwriting and other expenses as a percentage of net premiums earned decreased from 17.7% (17% excluding Lyndon) during the 1999 nine-month period to 15.5% in the comparable 2000 period. This decrease was due primarily to several significant charges recorded during the 1999 period. Also, 2000 results reflected a write down of goodwill of approximately $10.1 million. However, this 2000 write down was entirely offset by the effects of the Company's cost containment and expense savings initiatives undertaken during the first quarter of 2000.

During the third quarter of 1999, a time study was conducted in connection with the Company's reserve analysis and related claim study. As a result of this study, the Company recorded a $5.3 million adjustment to underwriting and other expenses for certain corporate and administrative expenses previously included in loss adjustment expenses. Additionally, the 1999 nine-month period included an increase in the provision for doubtful accounts of approximately $2 million. During the 2000 period, the Company wrote off approximately $2.7 million and $7.4 million of intangible assets related to previously acquired insurance agencies and renewal rights in the Environmental, Excess and Surplus Lines and Surety Divisions, respectively (see Note 11 of the Notes to the Consolidated Financial Statements -- Impairment of Intangible Assets). However, excluding the 2000 write off, underwriting and other expenses decreased due to the Company's cost containment and expense saving initiatives implemented during the first quarter of 2000. As of September 30, 2000, the Company had approximately 700 employees compared to approximately 1,200 as of December 31, 1999. While the Company has seen some impact of its cost containment and expense saving initiatives, underwriting and other expenses are not declining in direct proportion to the decrease in net earned premiums. Accordingly, the Company is continuing to execute its Corrective Action Plan and expects to see further expense reductions throughout the remainder of 2000.

OTHER CORPORATE EXPENSES
Other corporate expenses include expenses of the parent company and directly owned non-insurance subsidiaries, reduced by other miscellaneous income. During the 2000 nine-month period, other corporate expenses increased approximately $11.2 million to $13.4 million over the comparable 1999 period.

During the second quarter of 1999, the Company created an e-commerce entity, OneStop.Com. For the nine months ended September 30, 2000 and 1999, OneStop incurred losses included in other corporate expenses of $6.2 million and $2.1 million, respectively. On July 11, 2000, the Company sold OneStop to Solutions America, Inc. (see Note 3 of Notes to the Consolidated Financial Statements -- Sales of Subsidiaries).

Additionally, the nine months ended September 2000 and 1999 included losses of approximately $1.8 million and $640,000, respectively, related to Metro Partners, Inc. ("Metro Partners"). The 2000 results included a write down of goodwill of approximately $800,000. On June 15, 2000, desiring to terminate its ownership interest in Metro Partners, the Company exchanged its common stock ownership interest in Metro Partners for non-voting, non-convertible, 8%, cumulative preferred stock (see Note 9 of the Notes to the Consolidated Financial Statements -- Related Party Transactions).

Also during the 2000 nine-month period, the Company recorded non-cash charges related to guarantees and an amount due from certain officers as discussed in note 9 of the Consolidated Financial Statements -- Related Party Transactions.

The balance of the increase in other corporate expenses relates primarily to losses incurred by the directly owned non-insurance subsidiaries, none of which were individually significant.

RESTRUCTURING RELATED CHARGES
As part of the Company's Corrective Action Plan implemented during the first quarter of 2000, the Company recorded approximately $17.6 million of restructuring related charges for the nine months ended September 30, 2000. For additional disclosure regarding the restructuring related charges see Note 10 of the Notes to the Consolidated Financial Statements -- Restructuring Related Charges.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY TRUST
Minority interest in income of consolidated subsidiary trust for the nine months ended September 30, 2000 reflects approximately $2.6 million in non-cash inducement charges related to the exchange of common stock for TOPrS (see Note 5 of the Notes to the Consolidated Financial Statements -- Exchange of Convertible Trust Originated Preferred Securities ("TOPrS")).

MANAGEDCOMP TERMINATION FEE
During September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc. ("ManagedComp"), a managed care workers' compensation service company. On February 10, 2000, the Company announced that it had terminated the purchase agreement to purchase ManagedComp. Under the terms of the termination agreement, the Company agreed to pay a termination fee of $4.5 million, extend the due date of a promissory note executed by ManagedComp, and provide certain underwriting facilities to ManagedComp.

INTEREST EXPENSE
Although the amount of interest expense in the 2000 nine-month period approximated that of the comparable 1999 period, the 2000 amount reflected increased interest rates charged under the Deutsche Bank Credit Facility. Such increase was partially offset by the reduced principal amount outstanding as a result of a $75 million repayment on January 21, 2000.

INCOME TAXES
The significant decrease in federal income taxes was due the establishment of a deferred tax valuation allowance of approximately $89 million during the third quarter of 1999. Although the Company has incurred operating losses during 2000, no deferred tax asset has been recorded related to these losses as management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future.

LIQUIDITY AND CAPITAL RESOURCES
Negative cash flows from operations of approximately $579 million for the first nine months of 2000 were primarily related to consideration paid for a retroactive reinsurance contract (see Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance) and an overall acceleration of claim settlements within the medical malpractice and commercial automobile lines of business, and the settlement of two individual surety bonds for approximately $11 million.

The Company used the proceeds from the sale of Lyndon, which closed during the first quarter of 2000, to repay $75 million in bank debt and contributed $80 million to Frontier Insurance Company ("Frontier") in order to strengthen Frontier's capital and surplus.

On June 1, 2000, the Company received net proceeds of approximately $6.7 million from the sale of Regency Insurance Company ("Regency") (see Note 3 of the Notes to the Consolidated Financial Statements -- Sales of Subsidiaries) which will be used for cash flow needs at the parent company level.

On August 4, 2000, the Company sold certain renewal rights related to United Capitol Insurance Company's environmental book of business and Frontier and Frontier Pacific Insurance Company's surety book of business. The Company received $8.4 million of a $12 million non-refundable advance payment (see Note 4 of the Notes to the Consolidated Financial Statements -- Sale of Renewal Rights). Other than approximately $2.4 million allocated to the holding company, none of the current or future consideration to be received will be available for use at the holding company level.

The net proceeds from the sales of Regency and the renewal rights underlying the environmental and surety books of business were significantly less than management's initial expectations. Management does not expect sales proceeds from remaining assets (most notably, Western Indemnity Insurance Company) would be sufficient to provide the funds needed to increase the statutory capital and surplus of Frontier to a level that may be acceptable to insurance regulatory authorities. As an alternative, Frontier has entered into a retroactive aggregate reinsurance agreement with National Indemnity Insurance, under which it obtained aggregate stop loss coverage for up to $800 million, thus reducing regulatory concerns over its ability to honor policyholder obligations (see Note 7 of the Notes to the Consolidated Financial Statements -- Reinsurance).

Although cash flow at the holding company level is expected to be sufficient to meet required interest payments on the Company's credit facility, the Company remains in violation of certain debt covenants (see Note 8 of the Notes to the Consolidated Financial Statements -- Credit Facility and Debt Covenants) and it is unlikely that the

Company will be able to satisfy the remaining $67.8 million principal balance by the maturity date of December 31, 2001.

LITIGATION WITH THE STATE OF NEW YORK
Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected by the State against malpractice claims arising out of such activity, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions in the New York Court of Claims (the "Court of Claims") which were ultimately affirmed by the State's highest court, the Court of Appeals, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19 million on December 31, 1995 and $13 million on June 30, 1996.

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

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. At September 30, 2000, the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $1 million.

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

In June 1999, plaintiffs were granted permission to amend their complaint and the reopen discovery to take additional depositions and request additional documents. The additional depositions have been taken. In February 2000, the plaintiffs made an additional motion to amend their complaint to have the class period, which presently runs from February 10, 1994 through November 8, 1994, extended to November 15, 1999. The motion also sought to add an additional plaintiff and defendant. Plaintiffs also sought to allege that increases in reserves taken by the Company in various reporting periods subsequent to November 1994 evidenced an ongoing fraud. In a Report and Recommendation dated November 13, 2000, United States Magistrate Judge Cheryl L. Pollak recommended that plaintiff's motion to amend be denied. If plaintiffs fail to file objections within ten (10) days of receipt of the Report and Recommendation, they will have waived the right to object.

In July 2000, the Company was served with a purported class action complaint alleging violations of the federal securities laws by the Company and, in some cases, by certain of its officers and directors. The complaint relates to various statements and actions by the Company and certain officers and directors for the period from August 5, 1997 to April 14, 2000, and alleges that the Company, during this period, omitted and/or misrepresented material facts with respect to its earnings, profits and business practices.

The Company believes the suits are without merit, has retained special legal counsel to contest the suits vigorously and believes that the Company's exposure to liability, if any, thereunder would not have a material adverse effect on the Company's financial condition or results of operations.

REGULATORY AND RATING AGENCY ACTIONS
In April 2000, the Company's insurance subsidiaries were downgraded to C++ ("Marginal") by A.M. Best Company, Inc. ("A.M. Best"). In July 2000, the Surety Bond Branch of the United States Treasury removed Frontier Insurance Company ("Frontier") and Frontier Pacific Insurance Company ("Frontier Pacific") from its listing of insurance companies deemed acceptable for the purpose of writing certain bonds, primarily subdivision, customs and miscellaneous bonds. These actions materially adversely affected the Company's operations.

During the third quarter of 2000, the Texas Department of Insurance (the "Texas Department") completed an examination of Western Indemnity Insurance Company ("Western") for the three years ended December 31, 1998. As a result, Western was placed under administrative oversight by the Texas Department. Western has filed a plan of withdrawal with the Texas Department under which Western will no longer write any new or renewal business. These actions will likely have an adverse effect on the Company's efforts to sell Western.

Due to Frontier's continued deteriorating financial condition, oversight by various state insurance departments in which Frontier operates has increased. During the third quarter of 2000, Frontier has agreed to voluntarily cease writing new and renewal business in several states. One state has suspended the Certificate of Authority of Frontier. Currently, such states do not represent a significant amount of Frontier's net written and earned premiums. However, there can be no assurance that other states in which Frontier writes business might not take some type of action to restrict Frontier's ability to write new or renewal business.

CHANGE IN CERTIFYING ACCOUNTANTS
In December 1999, the Securities and Exchange Commission ("SEC") adopted new rules designed to improve disclosure relating to the composition and practices of audit committees and to enhance the reliability and credibility of financial statements of public companies. Among other things, the new rules require that effective for fiscal quarters ending on or after March 15, 2000, companies' interim financial statements be reviewed by independent auditors before companies file their Form 10-Q with the SEC. However, on May 1, 2000, Ernst & Young LLP ("E&Y"), the Company's independent accountants, notified the Company of its decision to decline to stand for reelection as the Company's auditors for 2000, which was reported on the Company's Form 8-K filed on May 1, 2000. On September 29, 2000, the Company filed a Form 8-K disclosing that Johnson Lambert & Co. has been selected as the Company's new independent accountants. The new independent accountants have advised the Company that, in the limited period since their engagement, they have not been able to attain sufficient understanding of the Company's internal controls and significant nonrecurring transactions and events to perform a review of the Company's interim financial statements for the period ended September 30, 2000. As such, the accompanying consolidated financial statements included in this Form 10-Q have not been reviewed by independent accountants.

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

The Company also conducted a comprehensive review of its underwriting guidelines and obtained regulatory approval from most jurisdictions to add an endorsement to commercial property and casualty policies to clarify that coverage is not afforded to losses resulting from Year 2000 noncompliance by insureds. This endorsement was added to the majority of commercial policies issued or renewed in 1999. Underwriting policies and protocols were developed to address nonapproving jurisdictions and business situations that cannot be endorsed. To date, Year 2000 claims reported to the Company have been minimal. For these reasons, the Company believes its exposure to Year 2000 claims will not be material to its operations or financial condition. However, due to social and legal trends, it is impossible to predict what, if any, exposure insurance companies generally may have relating to Year 2000 claims.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio is subject to market risk arising from potential changes in value of various securities held within its portfolio. Market risks comprise many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. Analytical tools and monitoring systems are in place to assess these market risks. During the third quarter of 2000, the Company purchased an aggregate stop loss reinsurance contract (see Note 7 of the Notes to the Consolidated Financial Statements - Reinsurance). The purchase of such contract was funded primarily by the liquidation of investment grade fixed income securities. As a result of this transaction, fixed maturity securities represented approximately 73.2% of invested assets at September 30, 2000, down from 82.1% at December 31, 1999. Accordingly, the Company has reduced its exposure to interest rate risk but has increased its exposure to equity price risk. In addition, at September 30, 2000 and December 31, 1999, investments in limited partnerships, equity investees and real estate and mortgage loans represented approximately 11.1% and 4.8% of the Company's total invested assets, respectively, reflecting an increase in liquidity risk.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         In July 2000, the Company was served with a purported class action complaint alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. The complaint relates to various statements and actions by the Company and certain officers and directors for the period from August 5, 1997 to April 14, 2000, and alleges that the Company, during this period, omitted and/or misrepresented material facts with respect to its earnings, profits and business practices. The cases have been consolidated and an amended consolidated complaint is due to be filed in January 2001.

         The Company believes the suits are without merit, has retained special legal counsel to contest the suits vigorously. However, an adverse judgment in the litigation in excess of available insurance would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities
         During the third quarter of 2000, the Company issued 7,923,450 shares of its Common Stock in exchange for 833,900 Convertible Trust Originated Preferred Securities ("TOPrS"), which included approximately $1.7 million in deferred interest payments, in a series of privately negotiated transactions. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, which provides an exemption from registration for certain exchanges of securities by an issuer with its existing security holders. Following the exchanges, the acquired TOPrS were cancelled, together with $42 million in principal amount of the related convertible debentures issued by the Company. The fair value of the Common Stock issued to TOPrS holders was approximately $4.1 million and the carrying value of the TOPrS (and related convertible debentures) cancelled, net of unamortized offering costs of approximately $1.2 million, was approximately $40.5 million.

Item 3.  Defaults upon Senior Securities
         The Company is in violation of certain financial covenants under the terms of the credit facility with a group of five banks, the head of which is Deutsche Bank A.G., New York Branch ("Deutsche Bank"). These violations permit Deutsche Bank to elect to accelerate repayment of amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral. In addition, the Company is in violation of certain cross-default provisions included in agreements underlying the guarantees by the Company of the bank loan to Douglass/Frontier LLC and amounts borrowed by executive employees under the officer loan program. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company. The Company is currently negotiating revisions to its financial covenants.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information

         NEW YORK STOCK EXCHANGE ("NYSE") LISTING STANDARDS
         On October 2, 2000, the Company announced that it was notified by the NYSE that it was "below criteria" for continued listing on the NYSE. Under NYSE listing standards, companies must have a market capitalization and shareholders' equity of not less than $50 million, and maintain a share price over $1.

         In accordance with NYSE listing standards, the Company has submitted a business plan to the NYSE that describes the steps the Company will take to become in compliance with minimum levels of both market capitalization and shareholders' equity within the next 18 months. The Company is also addressing the issue of a minimum share price. Frontier must raise the share price to $1 prior to December 16, 2000, or present a plan to raise the price to the NYSE, requiring a shareholder vote, by the next annual meeting in June 2001. There is no assurance, particularly, given the volatility of the markets and continued deterioration of the Company's financial condition that the Company's share price will reach $1 in the next 30 days.

         The removal of the Company from the NYSE listing would likely have an adverse effect on the share price of its Common Stock due to reduced liquidity. A de-listing would likely also have a negative impact the Company's ability to negotiate further exchanges of its Common Stock for outstanding TOPrS (see Note 5 of the Notes to the Consolidated Financial Statements -- Exchange of Convertible Trust Originated Preferred Securities ("TOPrS")), which is a significant factor in the Business Plan submitted to the NYSE.

Item 6.  Exhibits and Reports on Form 8-K
         Exhibits
             Exhibit 27 -- Financial Data Schedule

         a.  Reports on Form 8-K
                 Report on Form 8-K filed on September 29, 2000 for an event (Change in Registrant's Certifying Accountants) which occurred on September 26, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 21, 2000                                  Frontier Insurance Group, Inc.
                                                  -----------------------------------------------
                                                                   (Registrant)



                                                  By:          /s/ Patrick W. Kenny
                                                      -------------------------------------------
                                                                 Patrick W. Kenny
                                                  Executive Vice President -- Treasurer and Chief
                                                                 Financial Officer
                                                         (Principal Financial Officer and
                                                             Duly Authorized Officer)


                                                                /s/ Oscar Guerrero
                                                  -----------------------------------------------
                                                                  Oscar Guerrero
                                                            Vice President -- Controller
                                                      (Principal Accounting Officer and Duly
                                                                Authorized Officer)