Form 10-K
period 2000-12-31
FRONTIER INSURANCE GROUP INC
filed 2001-05-01
CIK 797496

SECURITIES AND EXCHAGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHAGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


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


        Registrants telephone number, including area code: (845) 796-2100
                       Securities registered pursuant to
                            Section 12(b) of the Act:

                                                    Name of Each Exchange
           Title of Each Class                       on which Registered
           -------------------                       -------------------
      Common Stock, $.01 par value             Over-The-Counter Bulletin Board


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [x] Yes                                 [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by nonaffiliates of the Registrant was $1,970,431 on April 6, 2001 based on the closing sales price of the Common Stock on such date.

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding on April 6, 2001 was 42,013,455.

                      Documents incorporated by reference:

                                      None

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include, but are not limited to the following: regulatory agency action and oversight; lack of liquidity and limited financial flexibility; noncompliance with covenants of debt and debt guarantees; general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policies, the adequacy of the Company's reinsurance programs; that Frontier's reinsurers will meet obligations of the reinsurance agreements or will agree with Frontier on items to be recovered; developments in the securities markets and the impact on the Company's investment portfolio; changes in generally accepted accounting principles; and the risk factors listed herein and from time to time in the Company's Securities and Exchange commission Filings. Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements in this Annual Report.

                               ------------------
                                     PART 1

Item 1.  Business

Description of Business

Frontier Insurance Group, Inc. (the "Company"), a Delaware corporation incorporated in 1986, is an insurance holding company which, through its direct and indirect wholly-owned subsidiaries, conducts business in all 50 states, the District of Columbia, Puerto Rico, Mexico, Greece, Guam and the Virgin Islands as a specialty insurer underwriting various specialty property/casualty coverages. These specialty coverages include medical and dental malpractice, surety, general liability, short-term auto rental, nonstandard automobile, manufactured housing, excess worker's compensation, environmental and pollution liability and, until January 2000, credit-related insurance products. The principal subsidiaries of the Company include Frontier Insurance Company ("Frontier"), Frontier Pacific Insurance Company ("Frontier Pacific"), Lyndon Insurance Group ("Lyndon"), United Capitol Insurance Company ("United Capitol"), Western Indemnity Insurance Company ("Western"), Regency Insurance Company ("Regency") and Acceleration Life Insurance Company ("Acceleration"), all of which, other than Frontier and Frontier Pacific, were purchased since 1996.

Effective January 20, 2000, the Company sold its ownership interest in Lyndon and Acceleration to Protective Life Insurance Company and effective June 1, 2000 sold its ownership interest in Regency to Tomoka Reinsurance Holdings, Inc. (see Note D of the Notes to the Consolidated Financial Statements). Effective August 4, 2000 the Company sold to Gulf Insurance Company the renewal rights to policies related to its environmental, excess and surplus lines casualty business and certain classes of surety business (see Note E of the Notes to the Consolidated Financial Statements). Following that transaction, United Capitol ceased generating new or renewal business. Also during 2000, Western filed a plan of withdrawal with the Texas Department of Insurance pursuant to which Western ceased writing any new or renewal business.

Effective March 12, 2001, Frontier voluntarily agreed with the Department of Insurance of the State of New York, among other things, not to write any new or renewal business until such time as the Department gives written notification that Frontier may resume such writings. Accordingly, with the exception of Frontier Pacific, all insurance subsidiaries of the Company are effectively in runoff. Frontier Pacific has limited capacity to write insurance business in 2001. As a result, significant aspects of the description of the Company's business are historical in nature and are not reflective of the Company's current activities.

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

Risk Based Capital ("RBC") is a measure developed by the National Association of Insurance Commissioners ("NAIC") and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized. The RBC guidelines define minimum capital standards determined by a ratio of a company's regulatory Total Adjusted Capital to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific ratios may be subject to various levels of regulatory action or oversight by the insurance commissioner in their state of domicile.

Frontier, the Company's largest insurance subsidiary, is domiciled in New York State. The New York State Department of Insurance (the "Department") utilizes its own methodology for computing capital adequacy and has not adopted the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines.

In accordance with the NAIC RBC guidelines, at December 31, 2000, Frontier, which represented 74.4% of the Company's net earned premiums in 2000 was at the Mandatory Control Level. Effective March 12, 2001, Frontier voluntarily agreed with the Department of Insurance of the State of New York not to write any new or renewal business until such time as the Department gives written notification that Frontier may resume such writings. In addition, the Company has agreed to certain other conditions including requiring prior Department approval of certain expenditures, additional debt, and changes in reinsurance or compensation arrangements. Also, the Company has agreed to periodically provide financial information, including budgets, to the Department. During 2000, Western filed a plan of withdrawal with the Texas of Department of Insurance pursuant to which Western ceased writing any new or renewal business.

Debt Covenants and Liquidity

The Company is subject to various financial and nonfinancial covenants under the terms of its revolving credit facility and certain guaranty agreements (see Notes O and Q of the Notes to the Consolidated Financial Statements). Among other things, the covenants restrict the Company's ability to dispose of assets, incur additional indebtedness and pay dividends. Certain of the covenants also require the maintenance of minimum debt-to-equity, interest coverage, and net written premiums-to-statutory surplus ratios. At December 31, 2000, the Company was in financial default by refusing to pay the December 2000 interest payment and having violated certain other covenants. On March 15, 2001, lenders notified the Company they had accelerated repayment of all amounts outstanding under the revolving credit facility. The Company does not have sufficient liquid assets to satisfy this obligation. The Company is currently in discussion with the Deutsche Bank regarding alternatives for the restructuring and repayment of its debt. Also, on March 15, 2001, the Company's balances in certain bank accounts totaling $1.6 million were offset by the banks against balances owed by the Company pursuant to the revolving credit facility.

Cash flow needs at the parent holding company level, primarily operating expenses and interest payments on outstanding debt, are primarily funded through management fees charged to the subsidiaries and, until the end of 1999, the Company's revolving credit facility. The subsidiaries' abilities to pay such management fees in the future may be adversely impacted, in the near term, by subsidiary-level liquidity constraints. As described above, the insurance subsidiaries, with the exception of Frontier Pacific, are substantially in runoff. As long as the insurance subsidiaries remain in runoff, net premium income will not be a source of positive cash flow. At December 31, 2000, invested assets of the subsidiaries with a carrying value of $205 million are held in a trust account collateralizing obligations pursuant to a reinsurance agreement. These assets and investment income thereon not be available for current operations. Additionally, invested assets of the subsidiaries with an amortized cost of $52 million are on deposit with various state insurance departments. These assets are also not readily available for current operations. The Company's insurance subsidiaries are restricted in the amount of dividends or other distributions they may make without the prior approval of the insurance commissioners of their domiciliary states. Currently none of the insurance subsidiaries can pay dividends to the holding company without the prior approval of the insurance commissioner of their domiciliary states.

The Company has elected to defer interest payments on its Convertible Trust Originated Preferred Securities ("TOPrS") beginning with the payment scheduled for April 2000 (see Note P of the Notes to the Consolidated Financial Statements.) (See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources.)

Management plans to address these issues by pursuing an orderly cessation of premium writings, selling certain assets, using its managing general agency to continue to write specialty lines and medical and dental malpractice coverages for other carriers and thus generate commission revenues, seeking investors and negotiating alternatives for the restructuring and repayment of debt. While management believes these plans to be viable, their ultimate success cannot be assured.

Emphasis on Insurance Company Ratings

In December 1999, the Company was downgraded by A.M. Best Inc. ("A.M. Best") from A- (Excellent) to B++ (Very Good). In March and April 2000, the Company was further downgraded by A.M. Best to B (Fair) and C++ (Marginal), respectively. In March 2000, Standard & Poors ("S&P") suspended its counterparty credit rating and financial strength rating on the Company (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Rating Agencies). Increased public and regulatory concerns with financial stability of insurers have resulted in a greater focus by policyholders and their insurance agents upon insurance company ratings and a potential competitive advantage for carriers with higher ratings. Beginning in late 1999, the Company entered into reinsurance arrangements with insurance companies that have a higher A.M. Best rating in order to provide additional security to policyholders thereby increasing its costs and placing it at a competitive disadvantage.

Adequacy of Loss Reserves

Liabilities for unpaid losses and loss adjustment expenses ("LAE") are estimated utilizing methods and procedures which management believes are reasonable and in compliance with regulatory requirements. These estimates are subject to a significant degree of inherent variability. These liabilities are necessarily subject to the impact of developments in the frequency and severity of claims, as well as numerous other factors, such as judicial and legislative trends and actions, economic factors and changes in estimates based on these factors. Most or all of these factors are not directly quantifiable, particularly on a prospective basis. Over the extended period of time during which losses are reported and settled, these liabilities may not conform to the assumptions underlying management's estimates and, accordingly, may vary significantly from the estimated amounts included in the financial statements. Additionally, the parent holding company is highly leveraged with liquidity issues and limited financial flexibility and the financial condition of the Company's insurance subsidiaries has weakened significantly (see Description of Business and Note A of the Notes to the Consolidated Financial Statements). The impact that any future changes in the Company's operations resulting from these matters will have on the assumptions used in the determination of the liability for losses cannot be determined. However, these matters create additional variability in these estimates. To the extent that the emerging loss experience varies from such estimates, these liabilities are adjusted to reflect actual experience. These adjustments, to the extent they occur, are reported in the period recognized.

Also refer to Note L in the Consolidated Financial Statements - Unpaid Loss and Loss Adjustment Expenses for additional disclosure regarding loss reserves.

Highly Competitive Market

The property and casualty insurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and broker compensation. The Company's insurance subsidiaries have substantially ceased writing new and renewal insurance business. Management is evaluating alternative business strategies for the Company (see Note A to the Notes to the Consolidated Financial Statements).

Reliance Upon Reinsurance

To moderate the impact of unusually severe or frequent losses, the Company's insurance subsidiaries cede (i.e., transfer) a portion of their gross premiums to reinsurers in exchange for the reinsurers' agreements to share covered losses with the subsidiaries. Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, the Company's insurance subsidiaries are not relieved of their primary liability to their insureds and; therefore, bear a credit risk with respect to their reinsurers. Although the Company's insurance subsidiaries place reinsurance only with reinsurers they believe to be financially sound, the Company cannot assure that these reinsurers will pay all reinsurance claims on a timely basis, if at all.

In order to protect against further erosion of the insurance subsidiaries' surplus from adverse development of estimated liabilities for losses and LAE, on September 27, 2000, the Company entered into a reinsurance agreement with National Indemnity Company ("National Indemnity"), a subsidiary of Berkshire Hathaway, Inc. relating to net liabilities for loss and LAE unpaid at June 30, 2000 for accident years 1999 and prior for Frontier. This agreement was subsequently endorsed to provide similar reinsurance relating to net liabilities for loss and loss adjustment expenses unpaid at October 1, 2000 for accident years 1999 and prior for Frontier Pacific. The endorsement also expanded the coverage to include unpaid net losses and loss adjustment expenses on all surety bonds in force at December 31, 2000. Because the reinsurance covers losses and LAE which occurred prior to the effective date of the reinsurance agreement, this is referred to as a "retroactive" reinsurance agreement. This agreement does not replace underlying reinsurance. The retroactive reinsurance agreement cedes losses and LAE, net of underlying reinsurance recoverable. Accordingly, the Company remains at risk as to the ultimate collection of the underlying reinsurance. Additionally, to the extent that the Company commutes or rescinds any of the underlying treaties, the Company then becomes at risk to the extent of the layer of coverage previously provided by the commuted or rescinded underlying treaty.

Also refer to Note N in the Consolidated Financial Statements-Retroactive Reinsurance for additional disclosure regarding retroactive reinsurance.

Dependence Upon Investment Income

Similar to other property and casualty insurance companies, the Company depends on income from its investment portfolio for a substantial portion of its earnings. A significant decline in investment yields could have a material adverse effect on the Company's financial results. Further, as a result of the Company's aggregate reinsurance agreement with National Indemnity in the third quarter of 2000, the amount of investment income for the year 2000 was significantly reduced as compared to prior years and will continue to be reduced in the future.

Fluctuations in Industry Results

The financial results of property and casualty insurers historically have been subject to significant fluctuations. Profitability is affected significantly by volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations develop relating to the scope of insurers' liability, fluctuations in interest rates and other changes in the investment environment which affect returns on invested capital and inflationary pressures that affect the size of losses and LAE. Further, underwriting results have been cyclical in the property and casualty insurance industry, with protracted periods of overcapacity accompanied by lower premium rates and operating results followed by periods of undercapacity accompanied by higher premium rates and operating results.

Concentration in Ownership

Mr. Harry W. Rhulen, President and Chief Executive Officer, members of Mr. Rhulen's family and other directors and officers owned, as of March 20, 2001, approximately 12% of the outstanding shares of Common Stock. As a result, these persons are in a position to influence the Company's management and affairs and, collectively, may be able to prevent a proposed change in control of the Company.

Reportable Segments

As indicated previously, the Company's insurance subsidiaries essentially have ceased writing new or renewal business and are substantially in runoff. As a result, the following discussion of the activity of the reportable segments is not reflective of the Company's current activities.

The Company's operations include approximately 130 insurance programs (150 programs in 1999 and 1998) classified in six reportable segments: Professional Liability (previously the Health Care Segment); Surety; Alternative Risk; Specialty Programs; Environmental, Excess and Surplus Lines; and Personal and Credit-Related. The Company's reportable segments are divisions that offer different types of coverages and are managed separately because of the specialized nature of the related products underwritten.

The Company has restated its segment disclosures for 1999 and 1998 to conform to the 2000 composition of reportable segments. The change in segments involved the reclassification of the Company's health and human services business from the Health Care Division (renamed the Professional Liability Division) to the Specialty Programs Division, and the reclassification of the Company's errors and omissions and director and officer liability business from the Specialty Division to the Professional Liability Division.

The following table provides examples by reportable segment and customer type, of typical niche markets/programs underwritten by the Company:

Segment                       Customer Type                    Coverage/Line of Business       Hypothetical Claim
-------                       -------------                    -------------------------       ------------------
Professional Liability        Doctors and dentists             Professional liability          Patient injured

Professional Liability        Realtors                         Errors and omissions            Client sues agency or
                                                                                               professional


Surety                        Small-construction contractors   Surety bonds                    Electrician or plumber fails
                                                                                               to complete a job

Surety                        Importers                        Custom bonds                    Importer fails to pay duty

Alternative Risk              Self-insured employers           Excess worker's                 Worker's compensation loss
                                                               compensation/employer's         exceeds employer's self
                                                               liability`                      insured retention

Specialty Programs            Crane operators                  General liability               Crane damages a party's
                                                                                               property

Specialty Programs            Alarm installers                 General liability               House is burglarized through
                                                                                               faulty alarm installation

Specialty Programs            Rental car companies             Auto physical damage/in         Damage to vehicle while in
                              auto liability                   rental car company              parking lot

Specialty Programs            Social service agencies          General liability, fire         Client sues agency or
                                                                                               professional


Environmental Excess and      Environmental remediation        Professional liability          Site remains contaminated after
Surplus Lines                 contractors                                                      contractor completed
                                                                                               remediation project

Personal and Credit-Related   Borrowers from financial         Credit-related property         Damage to property taken as
                              institutions                                                     collateral



Professional Liability Division

This segment serves the medical professional community through the design and distribution of products and services which target the unique exposures for medical and dental professional risks, and include such exposures for physicians, internists, dentist, chiropractors, psychiatrists and other specialists. Additionally, this segment offers and underwrites a program for realtors errors and omissions. Physician and dental coverages are generally marketed by the Company through endorsed national, state or county societies. Other coverages in this segment are produced by specialty independent agents and brokers. Continued evaluation led the Company to discontinue certain classifications of medical malpractice and exposures in certain states. Effective in the fourth quarter of 2000, the Company concentrated on underwriting in the state of New York for individual physicians and dentists countrywide.

The business produced by this segment is underwritten primarily through Frontier, Frontier Pacific and Western.

Surety Division

This segment underwrites small contract bonds, license and permit bonds, subdivision bonds, service contract bonds, workers' compensation self insurance bonds, high deductible guarantee bonds, landfill closure bonds, custom bonds, bail bonds, fidelity bonds and various forms of miscellaneous guarantee contracts.

License and permit bonds are primarily produced by a wholly-owned subsidiary. Bail bonds are produced by a 50% owned bail agency and custom and fidelity bonds are produced by specialty bond agents which have exclusive underwriting agreements with the Company. During 1998 and 1999, the Company acquired a number of small previously independent surety agencies. All other business for this segment is produced through independent agents and brokers. Effective August 2000, the Company sold the renewal rights on certain classes of this line of business to Gulf Insurance Company. (see Note E in the Notes to the Consolidated Financial Statements-Sale of Renewal Rights).

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

Excess medical stop loss provides coverages to companies, associations and public entities that elect to self-insure their employee's medical coverage for losses within specified levels. The Company uses a single agent to produce this business.

Captive and rent-a-captive programs offer flexible and innovative alternatives to the traditional insurance market for most classes of business and major lines of business. These programs are produced by independent agents who specialize in these types of coverages.

The business produced by this segment is predominantly underwritten through Frontier.

Specialty Program Division

This segment produces a wide variety of specialty coverages, including crane operators, tow truck operators, pest control, artisan contractors, children's summer camps, alarms and guards, outdoor recreation, demolition contractors, nonstandard auto coverage and white water rafting. Additionally, this segment underwrites a short term auto rental program.

The nonstandard auto coverage is predominately produced by a 50% owned managing general agency. All other business written by the segment is produced by in-house program agency underwriters who specialize in underwriting the underlying coverages.

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

The Company's environmental coverages are produced by various specialty program administrators, contracted brokers and two wholly-owned insurance agencies. California residential and commercial contractors and ocean marine coverages are produced by an independent program administrator. Property and products liability coverages are produced predominately by contracted surplus lines brokers.

The business produced by this segment is predominantly underwritten through United Capitol.

Personal and Credit-Related Division

This segment previously underwrote coverages for collateral protection, extended warranty, extended warranty, extended service contracts, homeowners multi-peril, credit property, involuntary unemployment, nonstandard auto coverage, residual value, mechanical breakdown, credit life, credit property, and credit accident and health.

The nonstandard auto physical damage program is in run-off and was previously written through managing general agents. Extended warranty and service contracts are primarily distributed through financial institutions and auto dealers. Other coverages written in this segment were produced through independent agents and brokers.

These coverages were underwritten primarily through Lyndon, Acceleration and Regency.

Segment Results

The Company evaluates segment performance based on profit or loss before investment income (including equity in net income of investees accounted for under the equity method, capital gains/losses and net of interest on funds held), interest expense, certain restructuring charges and other corporate expenses not allocable to segments and income taxes. Additionally, depreciation and amortization expenses are included in the evaluation of segment performance. The accounting policies of the reportable segments are principally the same as those described in Note B to the Consolidated Financial Statements, except certain amounts are allocated to the segments based upon allocation methods deemed appropriate by management, including time studies, square footage, number of personnel and premiums written and earned.

The following is a summary of premiums earned and loss by segment:


                                                                             2000                 1999                1998
                                                                       ------------------  -------------------   ---------------
                                                                                             (in thousands)

Premiums earned by segment:
      Professional Liability                                            $     94,152        $    103,879         $      131,350
      Surety (1)                                                              92,933              96,410                 73,790
      Alternative Risk                                                        41,230              20,337                 35,312
      Specialty Programs                                                     192,887             183,847                135,951
      Environmental Excess and Surplus Lines (1)                              56,685              71,502                 54,517
      Personal and Credit-Related (2) (3)                                     16,775              94,953                108,945
      Premiums ceded under Zurich N.A. stop loss agreements (4)                    -                   -                (46,811)
                                                                       ------------------  -------------------   ---------------
Net premiums earned                                                     $    494,662        $    570,928          $     493,054
                                                                       ==================  ===================   ===============

Segment loss:

      Professional Liability                                            $    (45,909)       $   (108,498)         $    (228,181)
      Surety (1)                                                             (38,613)            (11,964)                11,563
      Alternative Risk                                                       (24,752)             (8,426)                 3,174
      Specialty Programs                                                    (147,879)            (98,366)                (4,190)
      Environmental, Excess and Surplus Lines (1)                            (32,571)              5,333                  9,866
      Personal and Credit-Related (2) (3)                                     (5,319)             (9,405)                 7,146
                                                                       ------------------  -------------------   ---------------
         Total segment profit (loss)                                        (295,043)           (231,326)              (200,622)
      Reconciling items:
      Net effect of aggregate stop loss agreements (4)                             -                   -                 58,828
      Total net investment income                                             34,193              80,735                 76,538
      Interest expense                                                       (20,546)            (18,479)               (11,931)
      Amortization of deferred gain on retroactive reinsurance                12,489                   -                      -
      Restructuring charges and other corporate expenses, net                (26,126)             (5,015)               (13,688)
                                                                       ------------------  -------------------  ---------------
Consolidated loss before income taxes                                   $   (295,033)       $   (174,085)        $      (90,875)
                                                                       ==================  ===================  ===============


(1) In August 2000, the Company sold the renewal rights to certain classes of business written through these segments. (See Note E of the Consolidated Financial Statements - Sale of Renewal Rights.)

(2) Effective January 20, 2000, the Company sold Lyndon. Lyndon accounted for $77.5 million and $101.2 million of the net premiums earned of the Personal and Credit-Related segment for years 1999 and 1998, respectively, and the related profit (loss) was $(5.2) million and $8.9 million for the years 1999 and 1998, respectively. (See Note D of the Consolidated Financial Statements-Sales of Subsidiaries).

(3) Effective June 1, 2000, the Company sold Regency. Regency accounted for $8.1 million, $15.3 million and $7.7 million of the net premiums earned for the years 2000, 1999 and 1998, respectively, and the related loss was $(2.2) million, $ (1.7) million and $ (1.8) million for the years 2000, 1999 and 1998, respectively.

(4)      Program terminated effective December 31, 1998.

Although the Company considers returns on investments in the overall management of its operations, assets are not allocated to individual segments for analytical purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Portfolio Review".)

During 2000, the Company entered into retroactive reinsurance agreements with National Indemnity covering certain losses and loss adjustment expenses prior to the effective date of the treaties. (See Note N of the Consolidated Financial Statements-Retroactive Reinsurance.) Amortization of deferred gains related to retroactive reinsurance agreements are not allocated to individual segments for analytical purposes.

Effective March 12, 2001, Frontier voluntarily agreed with the State of New York Insurance Department to cease writing new or renewal business. Western filed a plan of withdrawal with the Texas Department of Insurance during 2000 pursuant to which Western ceased writing any new or renewal business. Additionally, United Capitol voluntarily ceased writing new or renewal business during 2000. Frontier, Western and United Capitol represented 74.7%, 5.1% and 7.5%, respectively, of net premiums earned during 2000. Accordingly, all segments are substantially in runoff.

Restructuring charges and other corporate expenses not allocated to segments include expenses of the parent company not attributable to the segments and expenses of directly owned noninsurance subsidiaries, reduced by other miscellaneous income.

Reinsurance Activities

The Company assumes business under reinsurance treaties and through mandatory participation in various states' residual market pools and reinsurance facilities. The Company assumes, primarily on a quota share basis, homeowner's, commercial auto, other liability and contract surety business and also assumes ocean marine and international property business, a portion of which is retroceded to other insurers.

The Company cedes business under various reinsurance agreements which are generally related to specific lines of business or underwriting programs. Reinsurance serves the purposes of limiting losses, minimizing exposure to catastrophes, providing additional capacity for future growth and facilitating relationships with other insurance entities. The Company purchases reinsurance primarily on an excess of loss basis for individual loss occurrences in excess of specified dollar amounts or loss ratios. In addition, from 1995 through 1998, the Company had in place an aggregate excess of loss agreement, for specific lines of business, to limit loss and LAE ratios to contractually agreed benchmarks. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Stop Loss and Retroactive Reinsurance Agreements. The Company generally reinsures its business with reinsurers who are admitted to do business in the jurisdictions in which its insurance subsidiaries are licensed and which have an A.M. Best rating of A- or higher. Security is generally obtained from reinsurers who do not meet these criteria.

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

Certain policyholders and prospective policyholders of the Company may require their risks be insured by an insurance company rated A- or higher by A.M. Best. In response to A.M. Best's downgrade of the Company's rating during 1999, the Company entered into a "cut-through" reinsurance agreement effective December 1, 1999 with Clarendon Insurance Group ("Clarendon"). This cut-through arrangement effectively provides assurance to the Company's insureds that Clarendon will pay claims in the event of the Company's insolvency. For the years ended December 31, 2000 and 1999 the Company wrote $120.5 million and $56.6 million of premiums subject to the "cut through" coverage. Effective February 14, 2001, Clarendon ceased offering a new cut through coverage. However, the Company had substantially stopped using such cut-through arrangements in early December 2000.

In connection with the Clarendon cut-through agreement, at December 31, 2000, invested assets with a market value of approximately $205.3 million were held in a trust account as security for the Company's obligation under the agreement. At December 31, 1999, invested assets with a market value of approximately $56.6 million were held in a trust account and the Company had provided a $35 million letter of credit as security for the Company's obligations under the agreement.

On September 27, 2000, the Company entered into a reinsurance agreement with National Indemnity Company ("National Indemnity"), a subsidiary of Berkshire Hathaway, Inc. relating to net liabilities for loss and LAE unpaid at June 30, 2000 for accident years 1999 and prior for Frontier. This agreement was subsequently endorsed to provide similar reinsurance relating to net liabilities for loss and LAE unpaid at October 1, 2000 for accident years 1999 and prior for Frontier Pacific. The endorsement also expanded the coverage to include unpaid net losses and LAE on all surety bonds in force at December 31, 2000. Because the reinsurance covers losses and LAE which occurred prior to the effective date of the reinsurance agreement, this is referred to as a "retroactive" reinsurance agreement. This agreement does not replace coverage for underlying reinsurance coverages.

The following table summarizes, as of December 31, 2000, the maximum amount of loss typically retained by the Company's insurance subsidiaries (exclusive of facultative reinsurance, aggregate excess of loss agreements and the retroactive reinsurance agreement with National Indemnity):


                                                                                                         Maximum
                                                                                                      Retained Loss
                                                                                                     Per Occurrence
                                                                                                         Or Risk
                                                                                           ------------------------------------
                                                                                                     (in thousands)
             Property lines                                                                             $       1,000  (2)
             Casualty lines (excluding medical malpractice, health
                  specialties, and social services)                                                             1,000
             Medical malpractice, health specialties and social services                                        1,000  (1)
             Worker's compensation                                                                              1,000
             Surety                                                                                                 -  (3)
             Umbrella liability                                                                                 1,000
             Group accident and health                                                                            450
             Excess workers compensation                                                                        1,000
             Earthquake                                                                                         2,500
             Homeowner's                                                                                        2,000  (2)
             Ocean marine                                                                                         250
             Directors' and officers' liability                                                                 1,000
             Commercial auto liability                                                                          1,000
             Nonstandard auto liability                                                                            25

                                               ------------------------------------------------------------


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

(3) The Company writes a wide variety of surety bonds with significantly different retention levels. Generally, contract, subdivision, self-insured workers' compensation, recreation, deductible guaranty and deferred compensation and certain low limit bonds are covered under the Company's surety excess of loss treaties which limit the Company's retention to $1 million per principal, not including a maximum co-insurance participation of $400,000. The Company also issues other larger limit surety bonds, primarily related to the waste management and energy industries, for which its retention per bond ranges from approximately $4.5 million to $26 million and for which varying amounts of collateral support the bonds.

Distribution

The Company relied on multiple distribution channels to market its insurance products, primarily independent insurance agencies and brokerage firms, none of which account for more than 5% of the Company's net premiums written. The following tables set forth for the three years ended December 31, 2000, the gross and net premiums produced by internal and affiliated sources, independent agencies and brokerage firms:


                                             2000                             1999                            1998
                                 -----------------------------------------------------------------------------------------------
                                     Premiums     Percent           Premiums           Percent      Premiums         Percent
                                      Written     of Total          Written           of Total      Written          of Total
                                 -----------------------------------------------------------------------------------------------
                                                                 (dollar amounts in thousands)
Gross premiums:
     Internal and affiliated       $    63,601      13.5%        $      110,166         10.8%    $    104,957           12.6%
     All others                        407,092      86.5                907,638         89.2          728,201           87.4
                                 -----------------------------------------------------------------------------------------------
Total                              $   470,693     100.0%        $    1,017,804        100.0%    $    833,158          100.0%
                                 ===============================================================================================

Net Premiums:
     Internal and affiliated       $    68,879      18.7%        $       85,323         12.6%    $     65,627           12.5%
     All others                        300,000      81.3                589,478         87.4          461,378           87.5
                                 -----------------------------------------------------------------------------------------------
Total                              $   368,879     100.0%        $      674,801        100.0%    $    527,005          100.0%
                                 ===============================================================================================


Premiums produced by internal and affiliated sources included business written through the Company's wholly owned agencies, as well as agencies in which the Company holds a noncontrolling equity interest.

Operating Ratios

Statutory Combined Ratio

The statutory combined ratio is the traditional measure of underwriting experience for property and casualty insurance companies. The combined ratio is calculated by adding the expense ratio to the loss and LAE ratio. The expense ratio is defined as the ratio of other underwriting expenses incurred to net premiums written and the loss and LAE ratio is defined as the ratio of losses and LAE incurred to net premiums earned. Generally, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

The following table reflects the consolidated statutory loss and LAE ratios, expense ratios and combined ratios of the Company's primary property and casualty insurance operating subsidiaries, Frontier, Frontier Pacific, United Capitol (from May 1996), Regency (from September 1996 through June 2000), Lyndon (from July 1997 through December 2000) and Western (from December 1997), determined in accordance with statutory accounting practices for the years indicated:


                                        2000                 1999                 1998                1997                 1996
                                 ----------------------------------------------------------------------------------------------
Loss and LAE  ratio                    112.6%                94.9%                95.0%               65.2%               58.7%
Expense ratio                           47.9                 36.5                 38.2                35.7                32.2
                                 ----------------------------------------------------------------------------------------------
Combined ratio                         160.5%               131.4%               133.2%              100.9%               90.9%
                                 ==============================================================================================


The combined ratios in 2000, 1999 and 1998 reflect the effects of reserve increases related to prior years of approximately $156.9 million $88.9 million and $134.5 million, respectively. (See Note L of the Notes to the Consolidated Financial Statements)

Premium-to-Surplus Ratio

While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the NAIC provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

With the exception of Frontier Pacific, all insurance subsidiaries of the Company are effectively in run-off. Due to limited regulatory surplus Frontier Pacific has limited capacity to write insurance business in 2001.

The following table sets forth the ratio of net premiums written during the year to policyholders' surplus at the end of the year for the Company's current property and casualty subsidiaries for the years indicated:

                                                         2000        1999            1998          1997         1996
                                                                                     (dollar amounts in thousands)
Frontier:
    Net premiums written during the year              $ 275,695    $380,039       $ 287,733     $ 275,127    $ 255,446
    Ratio of net premiums written to
    policyholders' surplus                              17.2/1       2.2/1           1.1/1          1.0/1       1.0/1

Frontier Pacific:
    Net premiums written during the year              $  36,171    $ 46,225       $  28,170     $  30,282    $  32,040
    Ratio of net premiums written to
    policyholders' surplus                              3.5/1       1.8/1            .8/1          1.0/1       1.2/1

United Capitol:
    Net premiums written during the year              $  27,705    $ 71,817       $  61,855     $  40,793    $  25,930
    Ratio of net premiums written to
    policyholders' surplus                               .8/1       1.2/1            .9/1           .7/1        .5/1

Lyndon Property:
    Net premiums written during the year                N/A        $ 94,199       $  79,805     $  45,167    $  72,043
    Ratio of net premiums written to
    policyholders' surplus                              N/A          1.0/1            .8/1           .5/1       1.0/1

Western:
    Net premiums written during the year              $  18,822    $ 22,359       $  23,396     $  32,064    $  33,010
    Ratio of net premiums written to
    policyholders' surplus                              2.0/1        .7/1            .7/1           .9/1        .7/1

Regency:
    Net premiums written during the year                N/A        $ 13,776       $  13,418     $   4,942    $   4,489
    Ratio of net premiums written to
    policyholders' surplus                              N/A          1.6/1           1.6/1            .5/1        .9/1

Lyndon Southern:
    Net premiums written during the year                N/A        $  2,388       $   1,602     $       -    $    -
    Ratio of net premiums written to
    policyholders' surplus                              N/A           .6/1            .5/1              -         -


N/A - Not applicable, as entities were sold during the year.

Loss and LAE Reserves

Significant periods of time, ranging up to several years, may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and its payment of such loss. Medical malpractice and general liability usually have a much longer period of time between occurrence of a loss and payment than property lines. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of amounts needed to pay claims and related expenses with respect to insured events that have occurred, including those incurred but not yet reported ("IBNR").

When a claim is reported, the Company's claims adjusting personnel establish a formula loss and LAE reserve based on historical average claim costs. As more information related to the claim is obtained, claims adjusting personnel update the formula reserve to a case basis reserve. This case basis reserve is an estimate of the amount of ultimate payment of the claim, based on the Company's reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim. Additionally, reserves are established by the Company on an aggregate basis to provide for IBNR losses and to maintain the overall adequacy of reserves. Reserves and payments on high exposure cases are reviewed and approved by a claims committee comprised of members of senior management, claims examiners, attorneys and underwriters. The Company does not discount its reserves either on the basis of generally accepted accounting principles ("GAAP"). For statutory purposes, at December 31, 1999, the Company discounted Frontier's medical malpractice reserves. At December 31, 2000, Frontier discounts only those medical reserves not subject to the retroactive reinsurance agreement with National Indemnity, medical malpractice reserves for accident year 2000 only.

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

The following table reflects the Company's property and casualty loss and LAE reserve development, net of estimated subrogation recoverable through December 31, 2000, for each of the preceding ten years:


                             1990       1991       1992       1993       1994       1995       1996       1997
                        -----------------------------------------------------------------------------------------
                                                                       (amounts in thousands)
Reserves for unpaid
losses and LAE          $120,096   $161,263   $185,074   $216,486   $263,202   $294,393   $373,606   $483,539
Reserves reestimated
at December 31:
    1 year later         119,875    162,121    188,387    230,360    255,689    289,914    386,893    618,054
    2 years later        120,550    158,746    196,005    229,334    252,678    314,558    492,247    677,604
    3 years later        115,310    163,537    191,401    214,712    282,016    399,069    533,822    692,637
    4 years later        114,790    154,217    172,654    234,172    345,459    429,978    521,283          -
    5 years later        107,907    133,768    182,660    276,137    353,325    405,994          -          -
    6 years later         88,803    142,630    214,006    277,303    333,741          -          -          -
    7 years later         91,777    168,342    211,863    260,105          -          -          -          -
    8 years later        113,268    164,864    198,489          -          -          -          -          -
    9 years later        110,040    155,210          -          -          -          -          -          -
    10 years later       103,675          -          -          -          -          -          -          -

Cumulative
redundancy
        (deficiency)      16,421      6,053    (13,415)   (43,619)   (70,539)  (111,601)  (147,677)  (209,098)



                              1998       1999     2000
                         ------------------------------
                            (amounts in thousands)

Reserves for unpaid
losses and LAE           $632,850   $828,923   $902,729
Reserves reestimated
at December 31:
    1 year later          721,711    985,795       -
    2 years later         747,579          -       -
    3 years later               -          -       -
    4 years later               -          -       -
    5 years later               -          -       -
    6 years later               -          -       -
    7 years later               -          -       -
    8 years later               -          -       -
    9 years later               -          -       -
    10 years later              -          -       -

Cumulative
redundancy
        (deficiency)     (114,729)  (156,872)



                             1990     1991    1992       1993       1994       1995       1996       1997        1998
                           --------------------------------------------------------------------------------------------
                                                                         (amounts in thousands)

Cumulative amount of
 liability paid through
 December 31:
    1 year later           $8,129  $41,486  $38,300   $56,986    $80,507   $102,160   $147,013   $216,534   $219,505
    2 years later          35,864   62,175   74,113   113,471    148,513    195,052    274,307    368,106    449,698
    3 years later          45,973   80,888  112,017   154,548    204,252    263,107    347,987    515,758          -
    4 years later          58,043  104,672  139,333   188,495    233,254    296,732    424,056          -          -
    5 years later          74,659  122,863  161,417   198,801    259,847    341,512          -          -          -
    6 years later          86,405  137,059  163,429   214,921    284,789          -          -          -          -
    7 years later          93,835  133,519  173,112   231,786          -          -          -          -          -
    8 years later          89,686  138,999  182,489         -          -          -          -          -          -
    9 years later          92,621  145,894        -         -          -          -          -          -          -
    10 years later         97,462        -        -         -          -          -          -          -          -
Net reserve--December 31                             $216,486   $263,202   $294,393   $373,606   $483,539   $632,850
Reinsurance                                            57,549     49,435     73,043    165,467    283,727    439,545
                                                    --------- ---------- ---------- ---------- ---------- ----------

Gross reserve                                        $274,035   $312,637   $367,436   $539,073   $767,266 $1,072,395
                                                    ========= ========== ========== ========== ========== ==========

                                1999         2000
                           -----------------------
                           (amounts in thousands)
Cumulative amount of
 liability paid through
 December 31:
    1 year later              378,265
    2 years later
    3 years later
    4 years later
    5 years later
    6 years later
    7 years later
    8 years later
    9 years later
    10 years later
Net reserve--December 31     $828,923     902,729
Reinsurance                   465,622     486,091
                           ----------- -----------

Gross reserve              $1,294,545  $1,388,820
                           =========== ===========


Except for Frontier, the loss and LAE reserves of the Company's insurance subsidiaries as reported on a SAP basis are identical to those reflected in the Company's financial statements prepared in accordance with GAAP included herein, before elimination of intercompany transactions. Frontier's loss and LAE reserves in its 2000 and 1999 Annual Statements are reported net of an approximate discount of $8.5 million and $53.6 million, respectively, on its medical malpractice reserves.

The adverse development in reserves for unpaid losses and LAE during 2000, 1999 and 1998, for all prior accident years and the related cumulative deficiencies for calendar years 1991 through 1999 were primarily attributable to unfavorable experience in the individual physician medical malpractice business and, to a lesser extent for 1999 and 1998, unfavorable experience in the general liability lines. The adverse development during the year 2000 was attributable to the general liability lines, the commercial auto lines, the surety line of business and to a lesser extent the workers' compensation line and medical malpractice business. During 2000, 1999 and 1998, the Company increased reserves relating to prior years by approximately $156.8 million, $88.9 million and $134.5 million, respectively. (See Note L of the Notes to the Consolidated Financial Statements).

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

The investment portfolio is divided into two major components. The majority of invested assets are maintained in the core portfolio which consists primarily of high quality, investment grade, fixed income securities and cash equivalents, principally U.S. Government and agency securities, corporate and municipal obligations, mortgage-backed and asset-backed securities and sinking fund preferred stock. At December 31, 2000, the core portfolio represented 85.3% of the total investment portfolio and had an average credit rating from Moody's of Aal.

The other major component of the investment portfolio is an alternative investment portfolio which consists of asset classes other than investment grade, fixed income securities and is designed to provide income and potential capital appreciation. Alternative investment portfolio asset classes include convertible bonds and convertible preferred stock, BB rated bonds, preferred stock, limited partnership interests, and common stock. At December 31, 2000, the alternative investment portfolio represented 14.7% of the total investment portfolio.

Most of the core portfolio is managed internally. Investment advisory firms are retained to manage asset classes, primarily in the alternative investment portfolio. Currently, the Company retains Asset Allocation and Management Company, General Re/New England Asset Management Company and Wellington Management L.P. (terminated January 31, 2001) to manage portions of the investment portfolio within the investment strategy and guidelines established by the Company.

The following table contains information concerning the Company's fixed maturity and equity investment portfolio, all of which were classified as available for sale at December 31, 2000:


                                                                               Fair                 Carrying              Percent
                                                      Cost (1)                 Value                 Value               of Total
                                                ----------------------------------------------------------------------------------
                                                                             (dollar amounts in thousands)
Fixed maturity securities:
    U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies                  $       87,224         $       87,960         $       87,960            18.8 %
    Obligations of states and political
       subdivisions                                       15,707                 15,967                 15,967             3.4
    Corporate securities                                 171,986                166,966                166,966            35.7
    Mortgage-backed securities                           162,210                157,768                157,768            33.8
                                                ----------------------------------------------------------------------------------
Total fixed maturity securities                          437,127                428,661                428,661            91.7
Equity securities                                         39,541                 39,129                 39,129             8.3
                                                ----------------------------------------------------------------------------------
    Total                                         $      476,668         $      467,790         $      467,790           100.0 %
                                                ==================================================================================


(1) Original cost of equity securities and original cost of fixed maturity securities reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

The following table sets forth a profile of the Company's fixed maturity investment portfolio by rating at December 31, 2000:


                                              Fair                   Carrying               Percent
S&P/Moody's Rating                           Value                    Value                 of Total
-----------------------------------------------------------------------------------------------------------
                                                        (dollar amounts in thousands)
AAA/Aaa                                 $       234,284           $       234,284             54.6   %
AA/Aa                                            32,204                    32,204              7.5
A/A                                              99,322                    99,322             23.2
BBB/Baa                                          47,424                    47,424             11.1
All other                                        15,427                    15,427              3.6
                                    -----------------------------------------------------------------------
   Total                                $       428,661           $       428,661            100.0   %
                                    =======================================================================


The following table sets forth the maturity profile of the Company's portfolio of fixed maturity investments at December 31, 2000:


                                                    Fair                        Carrying                 Percent
Maturity                                            Value                        Value                   of Total
------------------------------------------------------------------------------------------------------------------
                                                                 (dollar amounts in thousands)
Due in one year or less                    $       40,325               $       40,325                     9.4 %
Due after one year to five years                  104,301                      104,301                    24.3
Due after five years to ten years                  55,698                       55,698                    13.0
Due after ten years                                70,569                       70,569                    16.5
Mortgage-backed securities                        157,768                      157,768                    36.8
                                    --------------------------------------------------------------------------------
  Total                                    $      428,661               $      428,661                   100.0 %
                                    ================================================================================



The following table summarizes the Company's investment results for the five years ended December 31, 2000, calculated using the mean of total investments as of the first and last day of each calendar quarter:


                                             2000         1999          1998          1997           1996
                                        ------------------------------------------------------------------------
                                                                 (dollar amounts in thousands)

Total net investment income               $  34,193   $    80,735   $    76,538   $    60,344    $    38,933
Average annual pre-tax yield                  5.1 %         6.3 %         6.6 %         6.4 %          6.4 %
Average annual after-tax yield                3.5 %         4.5 %         4.7 %         4.6 %          4.8 %
Effective federal income tax rate on
  total net investment income (1)            32.4 %        29.1 %        28.6 %        26.9 %         24.8 %


(1) Effective federal income tax rate does not reflect the effects of net operating losses or any related deferred tax valuation allowances. It is intended to show the effect of investments in tax-exempt securities, based on a statutory tax rate of 35%.

Regulation and Premium Rates

The Company's insurance subsidiaries are subject to varying degrees of regulation and supervision in the jurisdiction in which they transact business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders, rather than investors, and relates to matters such as, the standards of solvency which must be met and maintained; the licensing of insurance companies and their agents; the nature and examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory basis, required to be filed with respect to the financial condition of insurance companies; establishment and maintenance of reserves for unearned premiums and losses; restrictions on dividends and other distributions; and requirements regarding numerous other matters. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters".)

Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be "excessive, inadequate or unfairly discriminatory." In general, the Company's insurance subsidiaries must file all rates for insurance directly underwritten with the insurance department of each state in which they operate on an admitted basis.

Subject to regulatory requirements, the Company's management determines the premium rates for its policies based on a variety of factors, including loss and LAE experience, inflation, taxes, and anticipated changes in the legal environment. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these estimates and the willingness of insurance regulators to approve changes in those rates which they control, and by other matters such as underwriting selectivity and expense control.

The Company is also subject to statutes governing insurance holding company systems in various jurisdictions. Typically, such statutes require the Company to file information periodically with the state insurance regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operations. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of the Company's outstanding voting securities is required to obtain regulatory approval for the purchase. Article 15 of the New York Insurance Law relating to holding companies, to which the Company is subject, requires inter alia, disclosure of transactions between Frontier and the Company or any of its subsidiaries, that such transactions satisfy certain standards, including that they be fair, equitable and reasonable, and that certain material transactions be specifically nondisapproved by the Department of Insurance. Further, prior approval by the Department is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 5% or more of Frontier's admitted assets as of the preceding December 31st. In addition, any documents relating to the offering of securities by the Company, the proceeds of which will be used for, or in the operations of Frontier, must be approved by the Department. With respect to Frontier Pacific, United Capitol, and Western, the laws of their states of domicile with respect to holding companies are similar to those of New York.

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

In addition, the NAIC has implemented RBC requirements for insurance companies. An insurance company that does not meet threshold RBC measurement standards could be exposed to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and regulatory control (i.e., rehabilitation or liquidation). (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters.")

These regulatory initiatives and the overall focus on solvency may intensify the restructuring and consolidation of the insurance industry. It is also possible that Congress may enact legislation regulating the insurance industry. The impact of these regulatory efforts on the Company's operations cannot be quantified until enacted.

Competition

Professional Liability Division

During 2000, Western and United Capitol ceased writing new or renewal business. Effective March 12, 2001, Frontier has voluntarily agreed that it will not write any new or renewal business without approval from the Department of Insurance of the State of New York. Accordingly, with the exception of Frontier Pacific, all insurance subsidiaries of the Company are effectively in runoff. Frontier Pacific has limited capacity to write insurance business in 2001. The following analysis, therefore, reflects the state of the competitive environment in years 2000 and prior.

The business in this segment was highly competitive, principally in terms of price and extent of coverage. In New York State, there were three major competitors, as well as a number of other insurers, writing medical malpractice insurance for physicians. However, the Company benefited from the endorsement or approval of various medical associations, many of whose physician members were insured by the Company. Moreover, the Company's program, unlike those of its competitors, was limited to specified classes of physicians. Dental malpractice coverage in all jurisdictions was significantly more competitive than medical malpractice with respect to rates and terms of coverage. Although the Company's underwriting strategy was to underwrite specialty programs for niche markets, it nevertheless encountered competition from carriers engaged in insuring risks in the broader lines of business which encompass niche programs.

Surety Division

There are approximately 200 active surety companies, each of which underwrite in excess of $3 million in annual premiums. The Company, through this segment, was one of the top ten surety underwriters, as measured by premium volume, in the United States. This segment faced competition from the large national multi-line carriers as well as smaller, regional mono-line and multi-line companies. Underwriting terms, commissions and pricing were the primary competitive factors.

Alternative Risk Division

Due to the diversity of the programs underwritten, this segment faced competitive pressures from a variety of sources, ranging from specialty niche carriers, to the more traditional, standard carriers.

The market for both excess and primary worker's compensation, a significant portion of this segment's business, became increasingly competitive over the past few years. In response to this competitive environment, the Company focused on underwriting very specialized books of business from select producers, thereby attempting to avoid the more competitive lines. Other lines of business underwritten by this segment also faced significant competition, which the Company attempted to avoid by focusing on specialty niches.

Specialty Programs Division

This segment faced strong competition in many of its program lines due to the continued soft pricing in the property and casualty market. Size of accounts was a key factor contributing to the competitive pricing for this segment with most medium to large accounts (approximately $25,000 or more in premiums) being difficult to renew with moderate rate increases. The Company's strategy in retaining and attracting these accounts was to provide superior service, enhanced coverages, and risk management assistance, rather than attempting to compete on price alone, and to utilize specialized agents with national prominence in their respective product lines as producers.

Smaller accounts (less than $10,000 in premiums), which made up over half of the programs underwritten by this segment, tended to be less sensitive to price. By providing superior service and enhanced coverages, this segment experienced strong premium growth with respect to such smaller accounts.

Environmental, Excess and Surplus Lines Division

This segment had limited competition with respect to environmental coverages due to a shortage of experienced underwriters who possess both the environmental and insurance knowledge required to successfully underwrite this class of business. During 2000, there were four major competitors underwriting such coverages.

The competition in California with respect to coverage for residential and commercial contractors was fairly limited due to past poor experience by insurance companies in this class. The Company was successful writing this coverage by utilizing a highly restrictive manuscript policy form and implementing stringent underwriting controls.

Coverages for property, product liability and ocean marine were highly competitive. The Company attempted to limit its underwriting risks through the utilization of manuscript policy forms and endorsements, deductibles, self-insured retentions and individual risk account pricing.

Personal and Credit-Related Division

This segment focused on providing products for insurance programs with respect to credit, sales finance and loan transactions which are marketed through banks, credit unions, finance companies, automobile dealers and recreational vehicle dealers. Products include extended service contracts, credit life and disability, credit property, involuntary unemployment, residual value, gap and collateral protection. Business for this segment was produced internally by direct sales, general agents, other insurance companies, third party administrators and brokers.

This segment had a limited number of competitors with competition primarily related to service, financial strength and relationships. In the credit-related market, the number of competitors continued to decline due to consolidations. During 2000, the Company sold its ownership interest in Lyndon, Acceleration and Regency, the principal entities through which business in this segment was produced.

Employees

As of December 31, 2000 the Company had approximately 600 full-time employees, seven of whom were executive management, and 37 part-time employees. On March 2, 2001, three executive management members resigned from their positions. The Company has adopted a severance plan covering substantially all full time employees if their employment is involuntarily terminated. On March 22, 2001 approximately 67 employees were involuntarily terminated. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

Item 2. Properties

The Company owns several properties in Rock Hill, New York, consisting of a three-story office building in which its executive offices and the insurance operations of Frontier are located and three one-story buildings used for the corporate day care center, a facilities and maintenance building and a building used for off site storage. The Company also owns a two-story office building in Monticello, New York, and a hanger at a local airport.

The Company leases office space at 23 locations in 12 states at an aggregate monthly rental, net of sublease income of approximately $235,250.

Item 3. Legal Proceedings

Shareholder Litigation

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company.

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

In July 2000, the Company was served with a purported securities class action complaint. Subsequently, six nearly identical complaints were filed. The complaints allege that the Company and certain of its officers and directors violated certain securities laws by making false and misleading statements about the Company's business and prospects during the period from August 5, 1997 to April 14, 2000. The actions are purportedly brought on behalf of all persons who purchased the Company's stock during that period. The plaintiffs' damages are not specified.

In November 2000, the Court granted the Plaintiffs' motion to consolidate these actions and for appointment of lead plaintiffs and lead plaintiffs' counsel. On February 5, 2001, plaintiffs filed a Corrected Consolidated Amended Class Action Complaint.

The Company believes the suits are without merit and has retained special legal counsel to contest the suits vigorously. It is not currently possible to determine the probability of a favorable outcome. Further, it is not possible to estimate the amount of a potential loss. However, an adverse judgment in the litigation in excess of available insurance would have a material adverse effect on the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Through February 11, 2001 the Company's common stock was traded on the New York Stock Exchange ("NYSE") under the symbol FTR. Effective February 12, 2001, the Company moved the trading of its stock to the Over-the-Counter ("OTC") Bulletin Board under the symbol FTERE. The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by the New York Stock Exchange or by the OTC Bulletin Board, as applicable for each calendar quarter during the periods indicated. OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                 High              Low
                                                ------             ---
             1999:
                 First quarter                  $15.25            $11.13
                 Second quarter                  17.19             11.13
                 Third quarter                   15.81              8.38
                 Fourth quarter                   9.13              2.50

             2000:
                 First quarter                  $ 3.50            $  .88
                 Second quarter                   1.63               .63
                 Third quarter                     .94               .31
                 Fourth quarter                    .75               .06

             2001:
                 First quarter                  $  .17            $  .04


On April 6, 2001, the Company had approximately 1,053 holders of record of its Common Stock, which did not include beneficial owners of shares registered in nominee or street name.

During 1999 and 1998 the Company declared three and four quarterly cash dividends of $.07 per share, respectively. On December 17, 1999, the Company announced that its Board of Directors voted to suspend the Company's quarterly common stock dividend (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Solvency and Surplus Matters" for restrictions on the payment of dividends by the Company's insurance subsidiaries.)

Item 6. Selected Financial Data

The following selected financial data are derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

Income Statement Data:

                                                      2000(4)       1999       1998(3)    1997(2)    1996(1)
                                                     -------------------------------------------------------
                                                      (dollar amounts in thousands, except per share data)
Revenues:
    Gross premiums written                           $ 470,693   $1,017,804   $833,158   $587,635   $402,799
                                                     =======================================================
    Net premiums written                             $ 368,879   $  674,801   $527,005   $389,016   $311,863
                                                     =======================================================
    Net premiums earned                              $ 494,662   $  570,928   $493,054   $366,844   $265,989
    Net investment income                               45,834       77,622     73,528     56,122     37,226
    Net realized capital gains (losses)                (11,641)       3,113      3,010      4,222      1,707
    Net gain on sale of renewal rights                   7,771            -          -          -          -
    Net proceeds from Company owned
      life insurance policy                                  -            -      4,400          -          -
                                                     -------------------------------------------------------
    Total revenues                                     536,626      651,663    573,992    427,188    304,922

Expenses:
    Losses and loss adjustment expenses                550,733      539,378    442,853    234,568    155,991
    Amortization of deferred gain on
      retroactive reinsurance                          (12,489)           -          -          -          -
                                                     -------------------------------------------------------
    Net incurred losses and loss adjustment
      expenses                                         538,244      539,378    442,853    234,568    155,991
    Amortization of policy acquisition
      costs, underwriting and other expenses, other
      corporate expenses

                                                       255,140      267,891    210,083    134,929     88,025
    Restructuring related charges                       17,729            -          -          -          -
    Minority interest in income of subsidiary trust     12,989       10,974     10,966     11,017      2,277
    Interest expense                                     7,557        7,505        965        825      1,970
                                                     -------------------------------------------------------
    Total expenses                                     831,659      825,748    664,867    381,339    248,263
                                                     -------------------------------------------------------

Income (loss) before income taxes                     (295,033)    (174,085)   (90,875)    45,849     56,659
Income tax expense (benefit)                             2,173       59,179    (40,833)    13,567     16,592
                                                     -------------------------------------------------------
    Net income (loss)                                $(297,206)  $ (233,264)  $(50,042)  $ 32,282   $ 40,067
                                                     =======================================================

Net income (loss) per share-basic                       $(8.18)      $(6.65)    $(1.34)      $.94      $1.26
                                                     =======================================================
Net income (loss) per share-diluted                     $(8.18)      $(6.65)    $(1.34)      $.92      $1.23
                                                     =======================================================
Cash dividends declared per share                       $   -        $  .21     $  .28       $.28      $ .25
                                                     =======================================================

Balance Sheet Data:

                                                                                 December 31
                                                     -------------------------------------------------------------------
                                                       2000(4)         1999        1998(3)       1997(2)       1996(1)
                                                     -------------------------------------------------------------------
                                                            (dollar amounts in thousands, except per share data)
Total investments                                    $   592,052    $1,414,680    $1,459,312    $1,249,823    $  838,320
Total assets                                           1,904,836     2,635,537     2,553,777     2,009,666     1,259,227
Liabilities for gross unpaid losses and loss
    adjustment expenses                                1,388,820     1,313,310     1,092,282       780,044       539,073
Bank debt                                                 67,800       142,800        92,000             -             -
Total liabilities                                      1,935,345     2,389,639     1,992,404     1,389,258       823,700
Guaranteed preferred beneficial interest in
    Company's convertible subordinated
    debentures                                           125,828       167,345       167,153       166,703       166,953
Total shareholders' equity (deficit)                    (156,337)       78,553       394,220       453,705       268,574

--------------------------------

Book value per share                                      $(3.72)        $2.32        $10.70        $12.16         $8.34
                                                     ===================================================================
Statutory combined ratio                                   160.5%        131.4%        133.2%        100.9%         90.9%
GAAP combined ratio                                        164.0%        141.4%        132.4%        100.8%         91.7%


(1) In May and September 1996, the Company acquired United Capitol Holding and Regency, respectively.

(2) In June and December 1997, the Company acquired Lyndon and Western, respectively.

(3) In January 1998, the Company acquired Acceleration.

(4) In January and June 2000, the Company sold Lyndon and Regency, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Results of Operations

The following table sets forth the Company's net premiums earned by reportable segment for the three years indicated and the dollar amount and percentage of change therein from year to year. The Company restated its segment disclosures for 1999 and 1998 to conform to the 2000 composition of reportable segments. The change in segments involved the reclassification of the Company's health and human services business from the Health Care Division (renamed the Professional Liability Division) to the Specialty Programs Division, and the reclassification of the Company's errors and omissions and director and officer liability business from the Specialty Division to the Professional Liability Division.


                                                                                Increase (Decrease)
                                                                      2000 to 1999            1999 to 1998
                                       2000       1999       1998        Amount          %       Amount           %
                                     ------------------------------------------------------------------------------
                                                                         (dollar amounts in thousands)
Professional Liability               $ 94,152   $103,879   $131,350       $ (9,727)   (9.4)%      $(27,471)   (20.9)%
Surety                                 92,933     96,410     73,790         (3,477)   (3.6)         22,620     30.7
Alternative Risk                       41,230     20,337     35,312         20,893   102.7         (14,975)   (42.4)
Specialty Programs                    192,887    183,847    135,951          9,040     4.9          47,896     35.2
Environmental, Excess
  and Surplus Lines                    56,685     71,502     54,517        (14,817)  (20.7)         16,985     31.2
Personal and Credit-Related            16,775     94,953    108,945        (78,178)  (82.3)        (13,992)   (12.8)
Premiums ceded under
  aggregate stop loss
  agreements                                -          -    (46,811)             -                  46,811   (100.0)
                                     ------------------------------------------------------------------------------
  Total                              $494,662   $570,928   $493,054       $(76,266)  (13.4)       $ 77,874     15.8%
                                     ==============================================================================


The following table sets forth the expense components of the Company's combined ratio calculated as a percentage of net premiums earned on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the three years indicated.


                                                                   2000          1999             1998
                                                         ------------------------------------------------------
Losses                                                             81.5 %       64.2 %            55.7 %
LAE                                                                29.8         30.3              34.1
Amortization of deferred gains on retroactive
  reinsurance                                                      (2.5)         -                 -
                                                         ------------------------------------------------------
Losses and LAE                                                    108.8         94.5              89.8
Underwriting and other operating expenses (1)                      55.2         46.9              42.6
                                                         ------------------------------------------------------
GAAP combined ratio                                               164.0 %      141.4 %           132.4 %
                                                         ======================================================

(1) For purposes of calculating the GAAP Combined Ratio, underwriting and other operating expenses include amortization of policy acquisition costs, underwriting and other expenses, restructuring related charges and other corporate expenses.

Calendar Year 2000 Compared to Calendar Year 1999

For the year 2000, the Company reported a net loss of $295 million as compared to a net loss of $174 million in 1999.

All segments combined reported a loss, exclusive of net expenses not allocated to segments, of $295 million for 2000 as compared to a combined segment loss of $231 million in 1999. Of the 2000 total segment loss $148 million is attributable to the Specialty Programs segment as compared to a loss of $98 million in 1999 for that segment. The Professional Liability segment that showed a 1999 loss of $108 million improved to a 2000 loss of $46 million. The remaining four segments account for a combined loss of $101 million in 2000 as compared to a loss of $25 million in 1999.

Net Premiums Earned

The $76 million or 13.4% decrease in net premiums earned during 2000 compared to 1999 is primarily attributable to the effects of sales of certain subsidiaries and renewal rights during 2000 and the termination of several programs. In addition, rating agency downgrades impaired the Company's ability to write new and renewal business in certain segments. Because the last downgrade occurred in July 2000, the full effect of these downgrades has not been reflected in net earned premiums for 2000. This impact is more apparent in the decrease in net written premiums during 2000 compared to 1999 of $306 million or 45.3%. To the extent the Company was able to continue to write premiums in segments less sensitive to insurance company ratings, those premiums reflected as being earned over the related policy periods, most of which end by the middle of 2001.

Effective March 2001, the Company voluntarily agreed with the State of New York that Frontier will not write any new or renewal business until such time as the State of New York gives written notification that it may resume such writings. During 2000, Frontier represented 74.4% of the Company's net earned premiums.

The $21 million or 102.7% increase in net premiums earned for the Alternative Risk Division was primarily attributable to the reversal of ceded premiums due to the rescission of two ceding reinsurance agreements, which took place during the year 2000. An approximate $10.3 million increase resulted from the rescission of a reinsurance agreement with Reliance Insurance Company related to certain workers' compensation programs placed through Unicover Managers. An additional $12.2 million increase resulted from the rescission of a reinsurance agreement with Terramar Insurance Company related to inland marine and ocean marine business placed through Terramar General Agency.

The $15 million or 20.7% decrease in net premiums earned in the Environmental, Excess and Surplus Lines Division is partially due to the inability to write business due to the rating agency downgrades. The decrease also reflects the effects of the sale of renewal rights during the third quarter of 2000 (see Note E - Sale of Renewal Rights of the Notes to the Consolidated Financial Statements). Following the sale of renewal rights United Capitol ceased writing new or renewal business.

The $78 million or 82.3% decrease in net premiums earned for the Personal and Credit-Related Division was primarily due to the sales of Lyndon and Regency effective January 1, 2000 and June 1, 2000, respectively (see Note D of the Notes to the Consolidated Financial Statements - Sales of Subsidiaries). Lyndon and Regency accounted for approximately $78 million and $15 million, respectively, of net premiums earned through the year 1999. Regency accounted for approximately $8 million of net premiums earned during the year 2000.

Net premiums earned for the Professional Liability Division decreased 9.4% from $104 million during 1999 to $94 million for the year 2000. Although rating agency downgrades had a significant negative effect on this segment, physician medical malpractice business tends to be less rating sensitive and the Company had some limited success in retaining this business, including implementation of rate increases. The rate increases contributed approximately $12 million to net premiums earned during 2000.

The $9 million or 4.9% increase in net premiums earned in the Specialty Programs Division reflects the effects of business written prior to the rating downgrade in July 2000. Most notably, the Company began writing a significant amount of premium under a variety of commercial auto programs during the last half of 1999 and continued through most of the year 2000 contributing additional earned premiums of $21 million for the year 2000. Premiums written during that time continue to be earned throughout the year but should begin to decline significantly during the first quarter of 2001. Growth in a California workers' compensation program generated an approximate increase of $4 million in net premiums earned for the year 2000. These increases were offset by a decrease in premiums earned of approximately $13 million which was primarily attributable to lower retention of premiums under a new reinsurance contract and competitive pricing conditions in the health and human services sector of the market.

The $3 million 3.6% decrease in net premiums earned in the Surety Division is primarily due to the loss of Frontier and Frontier Pacific's Treasury Listings in July 2000, combined with the sale of renewal rights to a large book of business effective during the third quarter of 2000. (See Note E - Sale of Renewal Rights of the Notes to the Consolidated Financial Statements).

Net Investment Income

Net investment income declined 41.0% to $46 million during 2000 from $78 million in the comparable 1999 period. Excluding Lyndon, net investment income declined 26.2% to $45 million from $61 million in the comparable 1999 period. The decrease excluding Lyndon is primarily due to the liquidation of assets in connection with the purchase of the retroactive reinsurance treaty from National Indemnity (see Note N of the Notes to the Consolidated Financial Statements - Retroactive Reinsurance). Additionally, due to the timing of the payments made to National Indemnity the Company recorded interest charges due National Indemnity of approximately $8 million. Such interest charge is reflected as a reduction to net investment income. This decrease was partially offset by an increased allocation from municipal securities to higher yielding taxable securities during 2000.

Also during the third quarter of 2000, the Company realized a net capital loss of approximately $12 million, primarily the result of the liquidation of portfolio securities in connection with the purchase of the aggregate stop loss reinsurance treaty.

Losses and LAE

The overall GAAP loss and LAE ratio increase from 94.5% in 1999 to 108.8% in 2000. The GAAP loss and LAE ratio for 2000, exclusive of adverse development of PY losses and LAE and amortization was 79.6%. The results for 2000 reflect increased ultimate loss and LAE ratios utilized as a result of an in-depth actuarial study completed during the third quarter of 1999. However, in addition to maintaining these higher ratios, continued deterioration of business written primarily in years 1999 and prior resulted in reserve charges during 2000 of approximately $157 million.

The adverse loss development charge recorded during 2000 resulted from deterioration in the Professional Liability, Specialty Programs, Surety, Environmental Excess and Surplus Lines and Alternative Risk Divisions which recorded reserve charges during 2000 of approximately $17 million, $59 million, $32 million, $26 million and $23 million, respectively.

The adverse loss and LAE development of $17 million recorded in the Professional Liability Division related primarily to losses incurred by Western Indemnity. These charges included approximately $14 million medical practice, both direct and assumed, and workers compensation business written by Western prior to 1999. During the third quarter of 2000, the Company filed a plan of withdrawal for Western with the Texas Department of Insurance under which Western will longer write any new or renewal business (see Note U of the Notes to the Consolidated Financial Statements-Statutory Financial and Other Information).

The adverse loss and LAE development of $59 million recorded in the Specialty Division related to deterioration in its commercial auto liability and general liability programs. During 2000, the commercial auto liability reserves were increased approximately $25 million primarily due to three discontinued programs, which included a short-term auto rental program, an ambulette program and a truckers program. Additionally, general liability reserves increased by approximately $30 million. Approximately $15 million of this increase was due to deterioration related to discontinued programs for large crane operators, landlords of low and moderate-income housing and a worker's compensation program written in California. Also contributing to this increase was a program for municipalities in New Jersey. The remainder of this increase related to a variety of programs, none of which were individually significant.

During 2000, the Surety Division recorded charges related to a plugging and abandonment bond loss and a self-insured workers' compensation bond losses of approximately $6 million and $7 million, respectively. The remaining $19 million adverse development of losses and LAE relates to increased frequency in small to medium sized claims.

The adverse development in losses and LAE of $26 million recorded in the Environmental, Excess and Surplus Lines Division was primarily due to increased costs and frequency associated with the settlement of claims, primarily in the general liability line of business.

The adverse development in losses and LAE of $23 million recorded in the Alternative Risk Division results primarily from the rescission of the reinsurance agreement with Terramar Insurance Company related to inland marine and ocean marine business. The amount of such losses was approximately $19 million.

Of the $157 million of adverse development charges recorded during 2000, approximately $95.8 million is recoverable under the National Indemnity retroactive reinsurance treaty (see Note N of the Notes to the Consolidated Financial Statements-Reinsurance). The expected recoveries under the treaty must be deferred and recognized as a reduction to losses and LAE incurred in future periods as the underlying claims are settled. Incurred losses and LAE in 2000 are offset by $12.5 million of amortization of deferred gain on the retroactive reinsurance treaty.

Amortization of Policy Acquisition Costs

For the year ended December 31, 2000, amortization of policy acquisition costs represented 25.7% of net premiums earned compared to 25.1% (25.3% excluding Lyndon) for the comparable 1999 period. This increase, excluding Lyndon, was primarily due to the Company's increased use of its cut-through reinsurance agreements. As a result of rating agency downgrades, effective December 1, 1999, the Company entered into a cut-through reinsurance agreements with an "A" rated insurance company. This cut-through arrangement effectively provides assurance to the Company's policyholders that the "A" rated companies will pay claims in the event of the Company's insolvency. For the year 2000, the Company incurred cut-through fees of approximately $6 million as compared to $3 million in 1999.

Underwriting and Other Expenses

Underwriting and other expenses as a percentage of net premiums earned increased from 21.0% (20.8% excluding Lyndon) during the 1999 year to 21.5% for the comparable 2000 period. Although the 2000 expense ratio approximates the 1999 ratio, both 2000 and 1999 operating results were negatively impacted by significant asset write downs and valuation adjustments.

As a result of the Company's weakened financial condition and its inability to generate positive cash flows from operations, the Company determined that the future undiscounted cash flows related to its home office building and certain furniture and equipment were not sufficient to support the carrying value of the related assets. Accordingly, during 2000, the Company recorded charges to operations of $9.8 million and $1.5 million related to its home office and certain furniture and equipment, respectively, to estimated fair value. (See Note B of the Notes to the Consolidated Financial Statements - Significant Accounting Policies - Property, Furniture, Equipment and Software).

During 2000, the Company increased its allowance for doubtful reinsurance recoverables within its Professional Liability, Alternative Risk and Specialty Programs Divisions of approximately $1.1 million, $8.7 million and $0.2 million, respectively. The Company determines the allowance based on its best estimate of ultimate amounts expected to be collected from reinsurers after giving consideration to collateral provided by the reinsurers in the form of letters of credit, trust accounts and funds held. Additionally, such analysis includes the overall financial condition of the reinsurer and the aging and related disputed balances of reinsurance recoverables.

During the 2000, the Company also increased it allowance for uncollectible premiums and agents' balances receivable by approximately $15.1 million. Of this amount, $3.7 million, $5.6 million, $5.2 million and $0.6 million related to the Surety, Specialty Programs, Alternative Risk and Environmental Excess and Surplus Divisions.

During 2000, the Company wrote off approximately $2.7 million and $7.4 million of intangible assets related to previously acquired insurance agencies and renewal rights in the Environmental, Excess and Surplus Lines and Surety Divisions, respectively (see Note F of the Notes to the Consolidated Financial Statements - Impairment of Intangibles).

These increases in expenses were offset by the effects of the Company's cost containment and expense savings initiatives undertaken during the first quarter of 2000. As of December 31, 2000, the Company had approximately 637 employees compared to approximately 1,200 as of December 31, 1999. These reductions resulted from sales of Lyndon and Regency, staff reductions (see Restructuring Related Charges below) and attrition. While the Company has seen some impact of its cost containment and expense saving initiatives, underwriting and other expenses are not declining in direct proportion to the decrease in net earned premiums. The Company expects to continue with its cost containment and expense saving efforts during 2001. On March 22, 2001, the Company announced a 67-person staff reduction at its Rock Hill, New York office.

The 1999 results of operations were negatively impacted by a number of asset write-downs including goodwill impairment charges of $13.6 million and $1.5 million related to Western (included in the Professional Liability Division) and Regency (included in the Personal and Credit Related Division), respectively. Also impacting the 1999 results was an increase in the allowance for doubtful accounts related to premiums and agents' balances of approximately $3.8 million.

Restructuring Related Charges

As part of the Company's Corrective Action Plan implemented during the first quarter of 2000, the Company recorded approximately $18 million of restructuring related charges for the year ended December 31, 2000. For additional disclosure regarding the restructuring related charges see Note G of the Notes to the Consolidated Financial Statements - Restructuring Related Charges.

On March 22, 2001, the Company announced a 67-person staff reduction at its Rock Hill, New York office. Total severance costs relating to this staff reduction were approximately $2.4 million.

Other Corporate Expenses

Other corporate expenses include certain expenses of the parent company not attributable to segments and expenses of directly owned non-insurance subsidiaries, reduced by other miscellaneous income. During the year 2000, other corporate expenses increased approximately $16 million from $5 million in 1999 to $21 million for the year 2000.

During the second quarter of 1999, the Company created an e-commerce entity, OneStop.Com. For the years ended December 31, 2000 and 1999, OneStop incurred losses included in other corporate expenses of $7.0 million and $3.3 million, respectively. On July 11, 2000, the Company disposed of OneStop (see Note D of Notes to the Consolidated Financial Statements - Sales of Subsidiaries).

Additionally, the years ended December 2000 and 1999 included losses of approximately $1.8 million and $1.5 million, respectively, related to Metro Partners, Inc. ("Metro Partners"). The 2000 results included a write down of goodwill of approximately $0.8 million. On June 15, 2000, desiring to terminate its common stock ownership interest in Metro Partners; the Company exchanged its common stock ownership for non-voting, non-convertible, 8%, cumulative preferred stock (see Note Q of the Notes to the Consolidated Financial Statements - Related Party Transactions). During 2000, the Company wrote down its investment in Metro Partners to $0, a decrease of $0.5 million, as Management believes the value of that investment to be permanently impaired as Metro Partners has continued operating losses and has been unable to secure additional capital.

During September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc. ("ManagedComp"), a managed care workers' compensation service company. On February 10, 2000, the Company announced that it had terminated the agreement to purchase ManagedComp. Under the terms of the termination agreement, the Company agreed to pay a fee of $4.5 million.

 Also during the 2000 year, the Company recorded non-cash charges related to guarantees provided for personal obligations of certain officers as discussed in Note Q of the Consolidated Financial Statements - Related Party Transactions of approximately $4.6 million.

The 2000 results were also negatively impacted by charges of approximately $4.2 million relating to the establishment of an allowance for and write-off of several holding company notes and amounts receivable for which the ultimate realization is uncertain. The balance of the increase in other corporate expenses relates primarily to losses incurred by the directly owned non-insurance subsidiaries, none of which were individually significant.

Minority Interest in Income of Consolidated Subsidiary Trust

The increase in minority interest in income of consolidated subsidiary trust for the year ended December 31, 2000 reflects the effects of approximately $2.6 million in non-cash inducement charges related to the exchange of common stock for TOPrS (see Note P of the Notes to the Consolidated Financial Statements - Guaranteed Preferred Beneficial Interest in Company's Convertible Subordinated Debentures).

Interest Expense

Although the amount of interest expense in the year 2000 approximates that of the comparable 1999 period, the 2000 amount reflected increased interest rates charged under the Deutsche Bank Credit Facility. Such increase was largely offset by the reduced principal amount outstanding as a result of a $75 million repayment on January 21, 2000.

Income Taxes

During 2000, the tax benefit that would have resulted from the increase in net deferred tax assets, primarily relating to loss carryforwards, was substantially offset by an increase in the deferred tax asset valuation allowance of $79 million to $203 million. Because the Company has experienced recurring operating losses, management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future. Accordingly the Company has established a valuation allowance fully offsetting the deferred tax asset.

Calendar Year 1999 Compared to Calendar Year 1998


For the year 1999, the Company reported a net loss of $174 million as compared to a net loss of $91 million in 1998.

All segments combined reported a loss, exclusive of net expenses not allocated to segments of $231 million for 1999 as compared to a combined segment loss of $201 million in 1998. Of the 1999 total segment loss $108 million is attributed to the Professional Liability Segment in 1999 as compared to a loss of $228 million in 1998 for that segment. The Specialty Program segment that showed a 1998 loss of $4 million deteriorated to a 1999 loss of $98 million. The remaining four segments account for a combined loss of $14 million in 1999 as compared to a profit of $32 million in 1998.

Net Premiums Earned

The $78 million or 15.8% increase in net premiums earned during 1999 compared to 1998 was primarily attributable to continued growth in certain core and new programs within the Surety, Specialty Programs and Environmental, Excess and Surplus Lines Divisions. The growth in these divisions was offset by planned decreases in unprofitable programs within the Professional Liability and Personal and Credit Related Divisions and, to a lesser extent, a decline in business in the Alternative Risk Division due to a discontinued earthquake program and competitive conditions in the excess workers' compensation market.

Net premiums earned for the Professional Liability Division decreased 20.9% from $131 million in 1998 to $104 million in 1999. Beginning in 1998, the Company began taking various actions to improve the results of its medical malpractice business. Such actions included exiting certain classes, terminating agents, increasing rates, and implementing more stringent underwriting guidelines for both new and renewal business. These actions contributed to an approximate $27 million decrease in earned premiums in 1999 when compared to 1998.

Net premiums earned for the Surety Division continued to grow in all programs due to geographic expansion and the acquisition of several bond agencies with a 30.7% increase from approximately $74 million in 1998 to $96 million in 1999. Growth in net premiums earned occurred primarily in the contract and license and permit bond programs, which programs showed increases of approximately $9 million and $5 million, respectively.

The Alternative Risk Division discontinued an earthquake program in 1998 which resulted in an approximate $4 million decrease in earned premium in 1999 when compared to 1998. An additional decrease in net premiums earned of approximately $10 million was primarily attributable to more competitive market conditions in the excess workers' compensation sector. These decreases were slightly offset by growth in an excess medical benefits program that contributed $3 million of additional earned premiums for the year 1999. In addition, the company's ability to write package policies in the Alternative Risk Division resulted in an additional $1 million of earned premium.

The increase in net premiums earned for the Specialty Programs Division was primarily attributable to the Company's focus on certain specialty sectors of the commercial auto market since 1998. Most notably the company began a short-term auto rental program in early 1999 that generated approximately $20 million in net premiums earned. A variety of smaller commercial auto related programs introduced in late 1998 generated an additional increase of $11 million of net premiums earned in 1999. In addition, a California workers' compensation program was introduced in 1999, which generated approximately $10 million of net premiums earned for the year. An additional $16 million increase in net premiums earned was attributable to growth in a number of smaller programs including a summer camp program, an ice cream vendor program, a municipality program, and a New York mercantile program, none of which were individually significant. These increases were offset by a decrease in premiums earned of approximately $14 million which was primarily attributable to lower retention of premiums under a new reinsurance contract and competitive pricing conditions in the health and human services sector of the market.

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

The remaining increase in net premiums earned for the year 2000 over 1999 was attributable to the termination, effective December 31, 1998, of a stop loss reinsurance agreement between the company and Zurich N.A. The company ceded $47 million of premiums to Zurich N.A. in 1999.

Net Investment Income

Net investment income before realized capital gains and losses increased 5.6% in 1999. The primary reason for the increase was a capital infusion of $60 million on December 31, 1998. This was partially offset by increased interest costs related to Zurich N.A., reinsurance agreements.

Loss and Loss Adjustment Expenses

Loss and LAE as a percentage of net earned premiums increased from 89.8% in 1998 to 94.5% in 1999. The primary reason for such increase related to the $89 million of deterioration in prior year reserves as well as certain performance and payment bonds written in 1999 for three entertainment events that did not occur which resulted in losses of approximately $39 million accruing during the fourth quarter. The Company experienced significant losses in the Commercial Auto liability line associated with a short-term auto rental program. Such losses contributed $10.5 million to the increase. Additionally, during 1999 the Company incurred approximately $4 million of storm losses related for Hurricane Floyd. (See Note L of the Notes to the Consolidated Financial Statements).

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

Underwriting and other Expenses

Underwriting and other expenses increased as a percentage of net premiums earned from 16.7% in 1998 to 21.0% in 1999 due to a variety of factors, including increased personnel count, an impairment charge related to intangible assets, a reallocation of certain corporate overhead expenses, and an increase in the provision for doubtful accounts.

Since the second quarter of 1998, the Company increased its personnel count by approximately 260 employees, including several members of senior management and the formation of several underwriting units, resulting in increased salary expenses of approximately $16 million in 1999.

The Company periodically evaluates the recoverability of its intangible assets. During 1999, the Company determined that the undiscounted cash flows related to Western (included in the Professional Liability Division) and Regency (included in the Personal and Credit Related Division) were not sufficient to support the related goodwill. Accordingly, goodwill for Western and Regency of approximately $13.6 million and $1.5 million, respectively, was charged to operations during 1999.

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

Other Corporate Expenses

Other corporate expenses include certain expenses of the parent company not attributable to the segments and directly owned non-insurance subsidiaries, reduced by other miscellaneous income. During 1999, other corporate expenses amounted to approximately $5.0 million compared to $13.7 million in 1998.

During the second quarter of 1999, the Company created an e-commerce entity, OneStop.Com. During the twelve months ended December 31, 1999, OneStop incurred losses included in other corporate expenses of $4.7 million. Additionally, the 1999 included losses of approximately $1.5 million related to Metro Partners, Inc. ("Metro Partners").

The 1999 corporate expenses were partially offset by approximately $1.7 million due to the net impact of two recently adopted accounting standards (see Note B of the Notes to the Consolidated Financial Statements - Significant Accounting Policies - Impact of Recently Issued Accounting Standards). Additionally, 1998 expenses were negatively impacted by a $10 million charge to cancel the Zurich N.A. aggregate excess stop loss agreement for the 1999 treaty year.

Interest Expense

The increase in interest expense in 1999 over 1998 was due to increased amounts borrowed under the Deutsche Bank credit facility. During 1999, the Company borrowed an additional $50.8 million, under the credit facility, which combined with the $92 million balance at December 31, 1998, resulted in significantly higher interest expense during 1999.

Income Taxes

During 1999, the Company established a valuation allowance related to its deferred tax asset of $124 million thus offsetting deferred tax benefits, primarily related to loss carry forwards. Because the Company has experienced recurring operating losses management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future. At December 31, 1999 deferred tax assets of $11 million remained relating to net unrealized losses primarily related to the bond portfolio. At the time management believed that a viable investment strategy consistent with the past investment management practice would result in the realization of that asset.

Asset Portfolio Review

The Company invests primarily in fixed income securities with the objective of maximizing after-tax investment income and total investment returns within approved investment guidelines. The core investment portfolio contains fixed maturity securities that are rated investment grade. At December 31, 2000, the Company held investment grade rated securities with a carrying value of $413 million, representing 96.4% of total fixed maturity investments. ___ Fixed maturity investments with credit ratings below investment grade, which are maintained as part of the alternative investment portfolio, totaled $15.4 million at December 31, 2000 and represented the 3.6% balance of the total fixed maturity investments.

At December 31, 2000 and 1999, the Company's fixed maturity investments included mortgage-backed securities of $1588 million and $369 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans that differ from typical fixed maturities. Securities that have an amortized cost greater than par value that are backed by mortgages that prepay faster than expected will incur a reduction in yield, while securities that have an amortized cost less than par value that are backed by mortgages that prepay faster than expected will generated an increase in yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity to prepayment risk of the underlying mortgages backing the assets and the repayment priority of the securities in the overall structure of a securitization.

The Company limits the extent of its credit risk by purchasing securities backed by stable collateral with enhanced priority in the securitization structure. The credit risk is minimized as the majority of the Company's mortgage-backed portfolio is guaranteed by U.S. ___ government-sponsored ___ entities or is supported in the securitization structure by junior securities resulting in bonds with high investment grade ratings. The portfolio is actively managed to minimize the Company's exposure to prepayment and extension risk. As of December 31, 2000 the Company's asset and mortgage-backed holdings were rated Aa1 and Aaa, respectively, by Moody's.

The alternative investment portfolio includes investments in limited partnerships with carrying values of $37 million and $43million at December 31, 2000 and 1999, respectively. The partnerships have varying investment strategies and these investments were made by the Company with the objective of long-term capital appreciation. The investments generally contain lock-up provisions, which required the Company to hold the investments for a specified time horizon, thus limiting their liquidity.

The Company treats the partnership interests as available for sale and limits recognition of income and capital gains to that which is realized by the individual partnerships. At December 31, 2000, the partnership investments had net unrealized gains of $7 million. In addition, the Company had unfunded commitments to limited partnerships of approximately $4 million to be funded over the next several years. Internal investment personnel monitor all partnership investments.

Liquidity and Capital Resources


Cash flow needs at the holding company level primarily include corporate operating expenses and interest payments on outstanding debt for which funding is generally provided through management fees charged to the Company's subsidiaries and, until the end of 1999, the Company's revolving credit facility with a bank group consisting of five banks headed by Deutsche Bank AG, New York Branch ("Deutsche Bank"). The subsidiaries' ability to pay such management fees in the future may be adversely impacted, in the near term, by subsidiary-level liquidity constraints. The insurance subsidiaries, with the exception of Frontier Pacific, are substantially in runoff. As long as the insurance subsidiaries remain in runoff, net premium income, historically a significant source of cash flow, will not be available.

Effective January 20, 2000, the Company completed the sale of Lyndon to Protective Life Insurance Company for $163.5 million in cash. The Company used the proceeds from the sale of Lyndon to repay $75 million in bank debt and contributed $80 million to Frontier in order to strengthen Frontier's capital and surplus. Effective June 1, 2000, the Company sold Regency Insurance Company to Tomoka Re Holdings, Inc. for approximately $6.7 million in cash. Proceeds from the use of Regency were used for cash flow needs at the parent company level. For additional information regarding the sale of subsidiaries, see Note D of the Notes to the Consolidated Financial Statements.

On August 4, 2000, the Company sold to Gulf Insurance Company ("Gulf") the renewal rights to policies related to its environmental, excess and surplus casualty business and certain classes of surety business. Under the agreement, Gulf is obligated to pay the Company 30% of the insurance premiums for the renewal term from policies written by Gulf with respect to the subject business and an additional 5% of the premiums, if any, in excess of $50 million. Gulf made non-refundable advance payments of $12 million during 2000. For additional information regarding the sale of renewal rights, see Note E of the Notes to the Consolidated Financial Statements.

Funds borrowed under the credit facility during 1999 amounted to approximately $50.8 million and were primarily used to purchase treasury stock and several small insurance agencies. As a result of the significant reserve charge during the third quarter of 1999, Deutsche Bank suspended any further loans to the Company under the facility until certain credit terms could be renegotiated. In January 2000, terms of the credit agreement were amended and the commitment under the facility was permanently reduced to $67.8 million and, pursuant to the terms of an amendment to the credit facility, the Company applied $75 million of the net proceeds from the sale of Lyndon to repay outstanding loans under the facility. In addition, the common stock of Frontier and Western and other ownership interests in certain noninsurance subsidiaries were pledged by the Company as collateral for amounts outstanding under the credit facility.

Under the revised terms of the credit facility, the Company is subject to certain financial and nonfinancial covenants, some of which restrict its ability to dispose of assets, incur additional indebtedness and require the maintenance of a minimum level of consolidated shareholders' equity. At December 31, 2000, the Company, violated certain covenants, including failure to make required interest payments. Such violations allow the bank to accelerate repayment of the amounts outstanding under the credit facility and exercise their rights with respect to the stock and ownership interests pledged as collateral. On March 15, 2001, the Company received notification with respect to the bank debt that repayment of principal and interest amounts outstanding were being accelerated. The Company does not have sufficient liquid assets to satisfy this obligation. The Company is currently in discussions with the bank regarding the restructuring and repayment of its debt.

Given the limited liquidity at the holding company, the Company has elected to defer interest payments on its Convertible Trust Originated Preferred Securities ("TOPrS") beginning with the payment scheduled for April 2000 (see Note P of the Notes to the Consolidated Financial Statements). (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

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

In connection with the purchase of the retroactive reinsurance from National Indemnity, the insurance subsidiaries liquidated significant portions of their fixed maturity and equity securities portfolio. As a result, as of December 31, 2000 and 1999, the Company's investments in limited partnerships, equity investees and real estate and mortgage loans collectively represented 10.6% and 4.8% of total invested assets, respectively. Accordingly, the Company has increased its overall liquidity risks.

At December 31, 2000 insurance subsidiary invested assets with a carrying value of $205 million are in a trust account as collateral pursuant to a reinsurance agreement (see Note M of the Notes to the Consolidated Financial Statements-Prospective Reinsurance). These assets and investment income thereon may not available for current operating purposes. Additionally insurance subsidiary invested assets with an amortized cost of $52 million are on deposit with various states as required by laws or regulations and are not available for current operating purposes.

Management intends to address these liquidity and capital resource issues by pursuing and orderly cessation of premium writings, selling certain assets, using its managing general agency to continue to write specialty lines and medical and dental malpractice coverages for other carriers and thus generate commission revenue, selling certain assets, seeking investors and negotiating alternatives for the restructuring and repayment of debt. While management believes these plans to be viable, their ultimate success cannot be assured.

Rating Agencies

Ratings assigned by nationally recognized agencies are major factors in the Company's ability to market the products of its insurance subsidiaries to its agents and customers since rating information is broadly disseminated and generally used throughout the industry.

All of the Company's insurance subsidiaries are currently rated C++ ("Marginal") by A.M. Best Company, Inc. ("A.M. Best"). S&P has suspended is financial strength rating of BB+ (Marginal") on all of the Company's insurance subsidiaries, which currently are not rated by S&P.

A.M. Best's and S&P's ratings are based on an analysis of financial condition and operations of an insurance company as they relate to the industry in general, are not designed for the protection of investors and do not constitute recommendations to buy, sell, or hold any security.

Solvency and Surplus Matters

In its ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. State insurance regulators use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level, RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile. The levels and ratios are as follows:

                                              Ratio of Total Adjusted Capital to
                                              Authorized Control Level RBC (Less
       Regulatory Event                               Thank or Equal to)
       ------------------------------      -----------------------------------------
       Company action level                                   2*
       Regulatory action level                                1.5
       Authorized control level                               1
       Mandatory control level                                0.7


       * Or, 2.5 with negative trend.

At December 31, 2000, all of the Company's insurance subsidiaries, with the exception of Frontier, met the RBC requirements (exceeded authorized control level RBC ratio). Frontier, the Company's largest insurance subsidiary, is domiciled in New York State. The Department utilizes its own methodology for computing capital adequacy and does not follow the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 2000, Frontier was at the Mandatory Control Level. The Mandatory Control Level authorizes the commissioner of a state insurance department to take whatever regulatory actions it considers necessary to protect the best interest of the policyholders and creditors of an insurer, which could include placing Frontier under regulatory control (i.e., rehabilitation or liquidation). In addition, failure to meet capital requirements and other requirements, which may be imposed by the insurance departments, or further unfavorable operating results in future periods, could expose Frontier to regulatory sanctions that may include restrictions on operations and growth and/or mandatory asset dispositions.

Effective March 12, 2001, Frontier, has voluntarily agreed with the State of New York that it will not write any new or renewal business until such time as the State of New York gives written notification that it may resume such writings. In addition, the Company has agreed to certain other stipulations requiring prior approval of certain expenditures, incurring debt, as well as changes in reinsurance or compensation arrangements. Also, the Company has agreed to provide financial information including budgets to the State of New York.

While the Company intends to improve the current RBC ratio level of its insurance subsidiaries, it cannot predict all events that could cause this ratio to decrease to the point of increased oversight by the Department or by other departments of the states in which the Company's subsidiaries are domiciled.

In addition, state insurance statutes typically place restrictions on the maximum amount of dividends or other distributions that may be made by insurance companies to their shareholders without obtaining prior regulatory approval. All of the Company's insurance subsidiaries are unable to pay dividends or other distributions without prior regulatory approval.

In 1998, the NAIC adopted codified SAP ("Codification"). Codification will change, to some extent, prescribed SAP and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification requires adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's insurance subsidiaries, their respective states of domicile must adopt Codification as the prescribed basis of accounting for domestic insurers to report their statutory-basis results to the insurance department. As of December 31, 2000, all of the states of domicile for the Company's insurance subsidiaries had adopted Codification, in whole or in part, with an effective date of January 1, 2001.

Stop Loss and Retroactive Reinsurance Agreements

Effective January 1, 1995, the Company entered into a stop loss reinsurance agreement with Zurich Reinsurance (North America), Inc. ("Zurich N.A."), formerly Centre Reinsurance Company of New York for accident years 1995 through 1997. Under the agreement, Zurich N.A. provided reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for all subject business. The loss and LAE ratio above which the reinsurance provides coverage was 66%, 65%, and 64% for accident years 1995 through 1997, respectively. The maximum amount of recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162.5 million in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the contract. (See Note M of the Notes to the Consolidated Financial Statements - Prospective Reinsurance.)

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement included selected programs underwritten by United Capitol, Western, and selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997 reinsurance agreement. Under the terms of the new agreement, Zurich, N.A. provided reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for the covered insurance programs. In addition there are line of business specific aggregate limits for medical malpractice and excess workers' compensation. As of December 31, 1998, the Company had exceeded these aggregates.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement for the 1999 accident year. (See Note I of the Notes to the Consolidated Financial Statements.)

On September 27, 2000, the Company entered into a retroactive reinsurance agreement with National Indemnity Company, a subsidiary of Berkshire Hathaway, relating to net liabilities for loss and LAE unpaid at June 30, 2000 for accident years 1999 and prior for Frontier. This agreement was subsequently endorsed to provide similar retroactive reinsurance relating to net liabilities for loss and LAE unpaid at October 1, 2000 for accident years 1999 and prior for Frontier Pacific. The endorsement also expanded the coverage to include unpaid net losses and LAE on all surety bonds in force at December 31, 2000, excluding bail and appearance bond business, for both Frontier and Frontier Pacific. Certain of the surety bonds are noncancellable and continuous in nature and will result in additional premiums being received in the future. Such premiums will be ceded to National Indemnity as received and will be accounted for as prospective reinsurance.

In connection with the retroactive reinsurance agreement discussed above, the Company entered into a novation agreement with Zurich N.A. and National Indemnity whereby National Indemnity replaces Zurich N.A. on the existing stop loss reinsurance agreements between the Company and Zurich covering accident years 1995 through 1998. Under the terms of the novation, National Indemnity is to receive $68.2 million from Zurich and the funds withheld by the Company for the Zurich treaty were redesignated as funds withheld for National Indemnity. For additional disclosure regarding the stop loss and retroactive reinsurance agreements, see Notes M and N of the Notes to the Consolidated Financial Statements, respectively.

Litigation with the State of New York

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physician's faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State, or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions in the New York Court of Claims (the "Court of Claims") which were ultimately affirmed by the State's highest court, the Court of Appeals, the Company recorded subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19 million December 31, 1995 and $13 million on June 30, 1996.

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

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. At December 31, 2000 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $ 1million.

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and LAE, or the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums commensurate with anticipated inflation, in which event the Company, rather than its insured, would absorb inflation costs. Inflation also affects the rate of investment return on the Company's investment portfolio with a corresponding effect on the Company's investment income.

Environmental Issues

The Company, through its subsidiary United Capitol, in the ordinary course of business, writes insurance on accounts, which have hazardous, unique or unusual risk characteristics. Since United Capitol's organization in 1986, its liability policies have included an absolute pollution coverage exclusion, except for policies specifically designed and underwritten to cover environmental exposures. In addition, United Capitol's product liability and other primary general liability policies contain exclusions for coverage of claims for bodily injury or property damage caused by exposure to asbestos, other than for the policies providing coverage to asbestos abatement contractors for third party claims alleging bodily injury or property damage as a result of exposure to asbestos. Employees of the insured contractor and others required to be in the abatement are excluded from coverage.

Although the Company believes that such policies, together with the Company's general, professional and other liability policies, do not subject it to material exposure for environmental pollution claims, there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

Shareholder Litigation

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) there under, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company.

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

In July 2000, the Company was served with a purported securities class action complaint. Subsequently, six nearly identical complaints were filed. The complaints allege that the Company and certain of its officers and directors violated certain securities laws by making false and misleading statements about the Company's business and prospects during the period from August 5, 1997 to April 14, 2000. The actions are purportedly brought on behalf of all persons who purchased the Company's stock during that period. The plaintiffs' damages are not specified.

In November 2000, the Court granted the plaintiffs' motion to consolidate these actions and for appointment of lead plaintiffs and lead plaintiffs' counsel. On February 5, 2001, plaintiffs filed a Corrected Consolidated Amended Class Action Complaint.

The Company believes the suits are without merit and has retained special legal counsel to contest the suits vigorously. It is not currently possible to determine the probability of a favorable outcome. Further, it is not possible to estimate the amount of a potential loss. However, an adverse judgment in the litigation in excess of available insurance would have a material adverse effect on the Company's financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The primary objectives in management of the investment portfolios of the Company and its subsidiaries are to maximize after tax investment income and total investment returns while limiting risk. Investment strategies are developed based on a number of factors including estimated duration of reserve liabilities, liquidity needs, projected tax status, general economic conditions and regulatory requirements. Investment decisions are managed based on investment guidelines approved by Company management and ratified by the Board of Directors.

The Company's investment portfolio is subject to market risk. Market risk comprises many factors, such as interest rate risk, liquidity risk, prepayment risk, credit risk and equity price risk. The Company's investment portfolios are affected primarily by interest rate risk and equity price risk.

Interest rate risk is the price sensitivity of a fixed income security or portfolio to changes in interest rates. The potential changes in price are analyzed within overall context of asset/liability management. Company actuaries estimate the expected payout pattern of loss and LAE reserves to determine their duration. Duration targets for the fixed income portfolios are established after consideration of the duration of the liabilities and other factors, which management believes mitigates the overall effect of interest rate risk. Analytical tools and monitoring systems are in place to evaluate interest rate risk.

Set forth below is Table 1, which details the impact of hypothetical interest rate changes on the fair value of core fixed income portfolio at December 31, 2000. The sensitivity analysis measures the changes in fair values arising from immediate changes in selected interest rate scenarios. Hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points were employed in the simulations. Additionally, based upon yield curve shifts, estimates of prepayment speeds for the mortgage related products and likelihood of call or put options being exercised were employed in the simulations.


                  Table 1 - Sensitivity Analysis (in thousands)

                Asset                        +200 bp         +100         Base        -100 bp       -200 bp
U.S. Treasury and government
Agency                                       $ 81,831      $ 84,850     $ 87,960      $ 91,767      $ 96,069
Mortgage-backed securities                    145,867       152,262      157,768       162,325       165,990
Municipal securities                           14,129        15,019       15,967        16,970        18,030
Corporate securities                          155,083       160,601      166,966       174,181       182,245
                                             ---------------------------------------------------------------
    Total                                    $396,910      $412,732     $428,661      $445,243      $462,334
                                             ===============================================================

Table 2 details the effect on fair value of a positive or negative 10% price change on the Company's common equity portfolio.

                             Table 2 (in thousands)

                Asset                +10%        Base         -10%
         Common equity             $43,042     $39,129       $35,216
                                   ==================================

The equity portfolio includes a significant amount of private investments with reduced liquidity characteristics. The correlation with market performance of the private equity holdings is less than the public equity holdings.

Investments in limited partnerships are not included in the above sensitivity analyses. The amount and timing of the cash flows from the limited partnership investments are uncertain and difficult to estimate. In addition, limited partnership investments have restrictions on the timing and method of redemption resulting in limited liquidity.

Investments in equity method investees are not included in the above sensitivity analysis. Such investments have reduced liquidity characteristics.

Item 8. Financial Statements and Supplementary Data

See List of Financial Statements and Financial Statements Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


On May 1, 2000, Ernst & Young LLP ("E&Y"), the independent Company's accountants of the Company, notified the Company of E&Y's decision to decline to stand for reelection as the Company's auditors for 2000.

E&Y had audited the Company's consolidated financial statements for the years ended December 31, 1998 and 1999. E&Y's reports on those consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph for the year ended December 31, 1999 relating to the Company's ability to continue as a going concern.

Except as set forth below, during 1999 and 1998, and in the subsequent interim period in 2000 prior to notification of their decision not to stand for reelection, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the disagreement in their report.

       Based on a review of the loss and LAE reserves for the quarter ended September 30, 1999, E&Y concluded that the Company's recorded reserves were not sufficient. In conformity with E&Y's analysis, the Company increased its loss and LAE reserves by approximately $136 million at September 30, 1999.

       The Company and E&Y disagreed as to the appropriate 1999 reserves relating to claims under certain performance and payment surety bonds. After E&Y notified the Company that the recorded reserves were insufficient, in conformity with E&Y's analysis, the Company increased its reserve for these surety bonds by approximately $27 million.

During 1999 and 1998 and in the subsequent interim period in 2000 prior to notification of their decision not to stand for reelection, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K, except that E&Y advised management and the Audit Committee of the Company's Board of Directors (the "Audit Committee") that E&Y had identified a material weakness in the Company's internal control environment as follows:

       During its review of the loss and LAE reserves for the quarter ended September 30, 1999, E&Y noted that the Company's actuarial analysis did not include appropriate documentation and/or analysis supporting certain calculations and/or assumptions, including certain loss ratios and case reserve redundancies, sufficient to support the Company's conclusion as to the appropriate level of reserves needed.

The Audit Committee discussed these disagreements and the material weakness with E&Y.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:


         Name                       Age      Office
-----------------------------------------------------------------------------------------------------------------
Jerry E. Goldress                    70      Director and Chairman of the Board (Non-executive)
Harry W.  Rhulen                     37      President, Chief Executive Officer and Director
Suzanne Rhulen Loughlin              40      Executive Vice President--Chief Administrative Officer and Director
Patrick W. Kenny                     58      Executive Vice President--Chief Financial Officer and Treasurer
Joseph P. Loughlin                   41      Executive Vice President--Chief Claims Officer and Secretary
Richard F. Seyffarth                 53      Executive Vice President--Chief Investment Officer
Douglas C. Moat                      69      Executive Vice President and Director
Mark H. Mishler                      42      Executive Vice President and President of Frontier Insurance Company
Peter L. Rhulen                      62      Director
Lawrence B. O'Brien                  60      Director
Ronald L. Bornhuetter                68      Director

Jerry E. Goldress was appointed Chairman of the Board (Non-executive) in February 2000. Mr. Goldress is Chairman of the Board and Chief Executive Officer of Grisanti, Galef and Goldress, Inc. ("GGG"), a company specializing in corporate turnarounds. Prior to joining GGG, Mr. Goldress held senior management positions with Raytheon, General Electric, and General Motors.

Harry W. Rhulen, a director of the Company since October 1997, was elected President, Chief Executive Officer, and Director in January 1998 and Chairman of the Board in February 1998 following the illness and subsequent death of his father, Walter A. Rhulen, the former Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Rhulen resigned his position as Chairman of the Board in February 2000. Mr. Rhulen has been an employee of the Company since June 1989, was elected a Vice President in June 1990, Executive Vice President in October 1996 and Chief Operating Officer in May 1997.

Suzanne Rhulen Loughlin was elected Executive Vice President--Chief Administrative Officer and Director in February 1998. Prior thereto, Ms. Loughlin was the managing attorney of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1992, and an employee of the Company since January 1991.

Patrick W. Kenny was elected Executive Vice President--Finance and Planning upon joining the Company in September 1998, and in February 2000, was elected Chief Financial Officer. From 1994 to 1998, Mr. Kenny was the Senior Vice President of Corporate Development for SS&C Technologies, Inc., the Chief Financial Officer of Aetna Life and Casualty from 1988 to 1994, and prior thereto had been a Senior Audit Partner of KPMG Peat Marwick, where he spent 21 years. Mr. Kenny resigned from the Company effective March 2, 2001.

Joseph P. Loughlin was elected Executive Vice President--Chief Claims Officers in February 1998 and has been the Corporate Secretary since 1993. Mr. Loughlin served as a member of the Company's in-house law firm of Dubois, Billig, Loughlin, Conaty and Weisman since 1990, and as the managing attorney for the Company's legal offices in Fort Lauderdale and Orlando and a Vice President of Frontier responsible for medical malpractice claims since January 1997.

Richard E. Seyffarth was elected Executive Vice President--Chief Investment Officer in February 1998, having joined the Company in 1996. Prior thereto, Mr. Seyffarth served as Vice President of The Home Insurance Company for over seven years. Mr. Seyffarth resigned from the Company effective March 2, 2001.

Douglas C. Moat has been a director of the Company since August 1991 and since February 1998, has served as Executive Vice President--Mergers and Acquisitions. Mr. Moat, a JD, CLU, and FLMI, has over 40 years experience in insurance and financial services sales and management, including 13 years as a private consultant. During his career, he has held positions as Executive Vice President, The Home Group; Director--Financial Services Corporate Staff, ITT Corp; Vice President, USLIFE Corp., and President of USLIFE's mutual fund subsidiary; Vice President, The Glens Falls Group and the National Life Assurance Company of Canada. Mr. Moat is a member of the New York State Bar Association, serves on several insurance and banking committees, and writes and speaks extensively on insurance topics, often acting as an expert witness. Mr. Moat resigned as Executive Vice President effective March 2, 2001.

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

Peter L. Rhulen has been director of the Company since commencement of its operations in July 1986. Mr. Rhulen was formerly Vice Chairman of Markel/Rhulen, a position he held from October 1989 to September 1992.

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

Ronald L. Bornhuetter was appointed director in April 2000. Since 1987, Mr. Bornhuetter had been Chairman of the Board of NAC Re Corporation, where he was also Chief Executive Officer until 1998. He retired from NAC Re Corporation in July 1999, at which time the corporation merged with XL Capital Ltd., where he is currently a Director and member of the finance Committee. Prior to joining NAC RE, Mr. Bornhuetter was Chief Financial Officer of General Re Corporation. Mr. Bornhuetter is a Fellow of the Casualty Actuarial Society, a member of the American Academy of Actuaries and the International Actuarial Association. A former President of both the Casualty Actuarial Society and the American Academy of Actuaries, Mr. Bornhuetter is co-author of the "Bornhuetter/Ferguson" loss reserve approach.

Mr. Harry Rhulen and Ms. Suzanne Loughlin are brother and sister and Mr. Peter Rhulen is their uncle. Mr. Joseph Loughlin is the husband of Suzanne Loughlin.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

Item 11. Executive Compensation

The following table sets forth a summary of the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers during the year ended December 31, 2000 and the two preceding years.

                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Long-Term
            Name and                                   Annual          Compensation      Compensation           All Other
           Principal                                   Salary              Bonus             Awards           Compensation
           Position                  Year                ($)                ($)             Option(#)             ($)(1)
---------------------------------------------------------------------------------------------------------------------------
Harry W. Rhulen                       2000            $501,000          $ 60,000         500,000 (4)             $13,700
   President and Chief                1999             533,000            60,000          34,807 (7)              17,000
        Executive Officer             1998             459,000           150,000       1,025,356 (2)(5)           34,100

Douglas C. Moat                       2000             290,000           168,000         286,705 (10)(11)          7,200
   Executive Vice President           1999             303,000            40,000          20,922 (7)               8,000
           (resigned March 2001)      1998             250,000           100,000          30,644 (2)(3)            5,000

Mark H. Mishler                       2000             295,000           250,000         256,843 (4)(11)           9,900
   Executive Vice President           1999             234,000            75,000         233,809 (7)(8)           10,800
                                      1998             209,000            75,000          15,714 (2)              16,000

Richard F. Seyffarth                  2000             275,000           174,000         268,556 (4)(11)          14,000
   Executive Vice President           1999             282,000            40,000         274,067 (7)(6)           12,300
           (resigned March 2001)      1998             193,000           100,000          14,300 (2)              14,400

Patrick W. Kenny                      2000             315,000            40,000         257,272 (4)(11)          11,100
   Executive Vice President           1999             302,000            50,000          23,836 (7)              12,000
           (resigned March 2001)      1998              81,000            50,000         258,572 (9)(2)            3,700

----------------------
(1) Represents the allocable amount accrued for contribution by the Company to its profit sharing plan and the allocable amount of the Company's contribution to its 401(k) plan. In 2000 and 1999, contributions for 401(k) plan only.

(2) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing December 31, 1999, by Messrs. Rhulen, Moat, Kenny, Seyffarth and Mishler with respect to 35,356, 19,644, 23,572, 14,300 and 15,714 shares respectively.

(3)    11,000 shares exercisable through December 31, 2000.

(4) Exercisable cumulatively at the rate of 25% of the underlying shares per year commencing December 31, 2000 by Messrs. Rhulen, Mishler, Seyffarth and Kenny with respect to 500,000, 250,000, 250,000 and 250,000 shares, respectively.

(5) 990,000 shares exercisable at prices ranging from $30.00 to $50.00 through December 31, 2004.

(6) 258,500 shares each exercisable at prices ranging from $14.12 to $35.31 through December 31, 2005.

(7) Exercisable cumulatively at the rate of 25% of the underlying shares per year, commencing December 31, 2000, by Messrs. Rhulen, Moat, Mishler, Seyffarth and Kenny with respect to 34,807, 20,922, 16,434, 15,567 and 23,836 shares, respectively.

(8) 217,375 shares exercisable at prices ranging from $14.12 to $35.31 through December 31, 2005.

(9) 235,000 shares exercisable at prices ranging from $17.31 to $43.28 through December 31, 2005.

(10)   250,000 shares exercisable at $.088 through April 17, 2040.

(11) Exercisable cumulatively at the rate of 25% of the underlying shares per year commencing December 31, 2001 by Messrs. Moat, Mishler, Seyffarth and Kenny with respect to 36,705, 6,843, 18,556 and 7,272 shares, respectively.

The following table sets forth certain information concerning options granted during 2000 to the individuals named in the Summary Compensation table:


                                               Option Grants in 2000

                         Number of
                         Securities     % of Total                                Potential Realizable Value of Assumed
                         Underlying  Options Granted   Exercise                        Annual Rates of Stock Price
                          Options         To All         Price       Expiration       Appreciation for Option Term
Name                      Granted       Employees      ($/Share)        Date               5%($)               10%($)
-----------------------------------------------------------------------------------------------------------------------
Harry W.  Rhulen           500,000        10.90%         $.88        04/17/2010          $275,141             $697,262

Douglas C. Moat            250,000         5.45           .88        04/17/2010           137,571              348,631
                            36,705          .80           .09        12/31/2005             4,216                5,320

Mark H. Mishler            250,000         5.45           .88        04/17/2010           137,571              348,631
                             6,843          .15           .09        12/31/2005               786                  992

Richard Seyffarth          250,000         5.45           .88        04/17/2010           137,571              348,631
                            18,556          .40           .09        12/31/2005             2,131                2,690

Patrick W. Kenny           250,000         5.45           .88        04/17/2010           137,571              348,631
                             7,272          .16           .09        12/31/2005               835                1,054



The following table presents the value of unexercised options held at December 31, 2000 by the individuals named in the Summary Compensation Table:

                                                   Options Value Table
                                                   Number of Unexercised
                                                        Options at                   Value of Unexercised
                                                        Year End(#)              Money Options at Year End(S)*
                                                       Exercisable(E)/                   Exercisable(E)/
                Name                                  Unexercisable(U)                  Unexercisable(U)
                ----------------------------------------------------------------------------------------------
                Harry W. Rhulen                        1,152,930   (E)(1)                   -
                                                         422,633   (U)                      -
                Douglas C. Moat                          265,052   (E)                      -
                                                          62,219   (U)                      -
                Mark H. Mishler                          300,090   (E)                      -
                                                         217,276   (U)                      -
                Richard F. Seyffarth                     341,941   (E)                      -
                                                         225,980   (U)                      -
                Patrick W. Kenny                         315,245   (E)                      -
                                                         224,435   (U)                      -


* Values are calculated by subtracting the exercised price from the fair market value of the stock at year end.

(1) Includes 226,875 shares purchasable at $20.66 per share upon exercise of options granted to Mr. Walter A. Rhulen, and gifted to his son, Mr. Harry
       W. Rhulen.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company's Common Stock at December 31, 2000 by (i) each person known by the Company to own beneficially five percent or more of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" on page 47, and (iv) all directors and executive officers as a group together with their respective percentage ownership of the outstanding shares:

                                                        Amount and Nature of Beneficial Ownership
                                                                         Acquirable
                                                   Currently              Within 60           Percent of
     Name and Address                                Owned                Days (1)           Outstanding
--------------------------------------------------------------------------------------------------------
Jerry E. Goldress                                     100,000                300,000              1.0%
Peter L. Rhulen                                     1,225,194(4)              89,583              3.1
Lawrence E. O'Brien                                    88,000                114,583              *
Ronald Bornhuetter                                     20,000                 75,000              *
Harry W. Rhulen                                       210,658(3)           1,152,930(6)           3.3
Douglas C. Moat                                       146,694                265,052              1.0
Suzanne R. Loughlin                                   289,125(5)             524,969              1.9
Mark H. Mishler                                        26,819                300,090              *
Richard F. Seyffarth                                   14,316                341,941              *
Patrick W. Kenny                                       31,648                315,245              *

All Directors and Executive officers as a group     2,515,048              3,815,423             15.1%


-----------------

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

Item 13. Certain Relationships and Related Transactions

Terramar

At December 31, 1999, the Company owned a 50% interest in Terramar Insurance Agency (the "Agency") and a 19.9% interest in Terramar Insurance Company ("Terramar"). Business produced through the Agency was underwritten by the Company's insurance subsidiaries, a portion of which was ceded to Terramar. During 1998, Terramar issued a 6% $1,500,000 note which was payable to the Company and had a scheduled maturity of October 31, 2000. During December 2000, the Company and Terramar commuted the Terramar reinsurance agreement retroactive to its inception in 1997. Accordingly, premiums ceded totaling $12,179,000 and ceded incurred losses and LAE totaling $19,300,000 were reversed during 2000. Concurrently, the Company's interest in the Agency and Terramar were sold for nominal amounts to those entities. Additionally, the $1,500,000 note receivable was paid in full.

Metro Partners, Inc.

During 1998, the Company purchased 180 shares of Metro Partners, Inc. ("Metro Partners") for $600,000, representing a 30% interest in Metro Partners, and loaned Metro Partners $1,000,000. Metro Partners, which provides administrative services to insurance agents and brokers, was organized in 1998 by Douglas C. Moat ("Moat"), an executive officer and director of the Company, and Peter L. Rhulen, a director of the Company, both of whom were directors of Metro Partners and beneficial owners of common stock of Metro Partners.

In April 1999, the Company purchased an additional 180 shares of Metro Partners, representing a 30% interest in Metro Partners, from Rhulen for $210,000. Accordingly, the Company's ownership interest in Metro Partners at December 31, 1999 was 60%. The Company also loaned Metro Partners an additional $1,400,000 during 1999 at interest rates ranging from 8.75% to 9.25%, bringing the total loans outstanding by the Company to Metro Partners at December 31, 1999 to $2,400,000, including accrued interest. In addition to its common stock ownership, at December 31, 1999, the Company held 100 shares of Metro Partners preferred stock valued at $500,000. During 1999, the Company also provided an outstanding letter of credit of $250,000 to Metro Partners' landlord as collateral for Metro Partners' leasehold obligations.

In January 2000, the Company purchased Emmes Holdings, a holding company which owned 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership in Metro Partners to 90%. As part of this transaction, Moat surrendered his ownership interest without consideration. Moat owned 27.5% of Emmes Holdings. The purchase price for the additional 30% interest exceeded the related net tangible assets by approximately $750,000, which amount was immediately written off and is reflected in other corporate expenses in the accompanying consolidated statements of operations.

On June 15, 2000, the Company entered into a restructuring agreement (the "Agreement"). In exchange for its 90% ownership interest and all loan balances due from Metro Partners (such loans, including interest, amounted to approximately $3,580,000 prior to restructuring) the Company received 1,040 shares of non-voting, non-convertible, 8%, cumulative preferred stock, and a five year warrant to purchase up to 15% of Metro Partners' common stock at a purchase price of $5 per share. The preferred stock is redeemable at the option of Metro Partners at a price of $5,000 per share, plus accrued dividends. At least 50% of cumulative dividends are required to be paid in cash each year commencing on June 15, 2001. In addition, the Agreement provides for mandatory redemptions of the preferred stock equal to 10% of the net cash proceeds received at the closing of any equity financing secured by Metro Partners.

At the date of the Agreement, the Company recorded its investment in preferred shares of Metro Partners at $530,000, which approximated the carried value of its former ownership interest in Metro Partners prior to restructuring. No value was assigned to the warrant. During the fourth quarter of 2000, the Company wrote down its investment in Metro Partners to $0 due to Metro Partners continued operating losses and inability to secure additional capital. Through June 15, 2000, net losses recognized by Metro Partners amounted to approximately $1 million. The fourth quarter write-off and net losses were included in other corporate expenses in the accompanying consolidated statements of operations. Pursuant to an Assignment and Assumption of Lease Agreement dated December 21, 1998, Metro Partners lease for office space in New York City was assigned to the Company. At December 31, 2000, the Company continues to provide a letter of credit in the amount of $250,000 to Metro Partners' landlord as collateral for Metro Partners' leasehold obligations. As Metro Partners continues to pay the rent pursuant to the lease, the Company is in effect in the position of guaranteeing payments pursuant to the original lease. At December 31, 2000 future obligations pursuant to this lease agreement totaled $2,080,000. During January 2001, the Company was released from future obligations pursuant to this lease and the letter of credit was terminated.

Director and Officer Loans and Guarantees

At December 31, 1999, the Company had guaranteed and provided collateral for $2,000,000 of personal obligations owed by, Thomas J. Dietz ("Dietz"), an officer of the Company. In February 2000, as a result of a principal repayment of $250,000 by Dietz to his creditor, the Company's guaranty was reduced to $1,750,000. During 2000, the Company, in exchange for the extinguishment of its remaining guaranty to the creditor, transferred approximately $1,825,000 of United States Treasury Notes ("Treasury Securities") previously pledged as collateral for the obligation, to an account in Dietz's name maintained by the creditor, free and clear of any interest of the Company. In exchange, Dietz transferred 97,338 personally owned shares of the Company's common stock with a market value at the date of transfer of $195,000. Accordingly, the Company's exposure related to this series of transactions was reduced to approximately $1,630,000. The shares received by the Company were added to the Company's treasury stock during 2000 and a receivable from Dietz was recorded for the balance of the exposure. At December 31, 2000 the related receivable recorded by the Company was $1,647,000. In connection with these transfers, Dietz and the Company entered into a Security and Indemnity Agreement and addendums thereto which outlined various terms of repayment.

At December 31, 1999, the Company had established a liability for its exposure to the Dietz obligations of $750,000. During 2000, the Company increased its provision by $897,000 to fully reserve this exposure, based on Management's evaluation of ultimate collectibility. The related expense is included in other corporate expenses.

In January 2001, Dietz and the Company amended the Agreement such that the Treasury Securities were used to satisfy Dietz' debt to his creditor. A related promissory note was issued evidencing the receivable from Dietz. The promissory note bears interest at a rate of 7% and is due in annual installments through 2017. Interest shall be paid in arrears on the outstanding principal balance on a quarterly basis commencing April 1, 2001.

At December 31, 1999, the Company had guaranteed amounts owed by Peter L. Rhulen ("Rhulen"), a director of the Company, of approximately $8,600,000 related to personal obligations of Rhulen. During 2000, the Company purchased certain investments from Rhulen for approximately $7,600,000, which represented approximately 95% of such investments' estimated fair value. At the same time, Rhulen repaid approximately $8,200,000 of his outstanding loans, thereby reducing the Company's outstanding guarantees to $400,000. Further, in October of 2000, Rhulen satisfied an additional $278,000 of his outstanding loans which reduced the Company's outstanding guarantee to $122,000.

In addition, during 1999, the Company, in exchange for the extinguishment of its guaranty to a creditor of Rhulen, transferred approximately $4,500,000 of Treasury Securities previously pledged as collateral to an account in Rhulen's name maintained by the creditor, free and clear of any interest of the Company. In exchange, Rhulen transferred 930,212 personally owned shares of the Company's common stock which, at the date of transfer, had a market value approximating the value of the Treasury Securities. The shares received by the Company were added to the Company's treasury stock during 1999. In connection with these transfers, Rhulen and the Company entered into a Security and Indemnity Agreement which outlined various terms of repayment. During December 2000, the Company released out of the Company's treasury stock 180,000 of the 930,212 shares originally received from Rhulen in anticipation of Rhulen's repayment of $547,000 to the creditor and the resulting return of Treasury Securities in the same amount to the Company. At December 31, 2000, the Company recorded a receivable from Rhulen for $547,000. The Treasury Securities were received during January 2001.

During 1998, the Company advanced funds to and received two demand notes from a senior vice president, for approximately $160,000 and $80,000. The $160,000 note is unsecured and interest free, while the $80,000 note bears interest at 8% and is secured by personal assets. At December 31,1999, the aggregate outstanding balances of these notes, including accrued interest was approximately $234,000. During 2000 payment of $80,000 was received on these notes and balance, $154,000 was written off.

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

At December 31, 2000 and 1999, the total outstanding amounts borrowed by current and former executives and guaranteed by the Company were approximately $4,000,000 and $4,418,000, respectively. Shares held by executives numbered 302,879 and 335,653 at December 31, 2000 and 1999, respectively. Such borrowings, and the related guarantees, exceeded the fair market value of the shares pledged as collateral by approximately $3,960,000 and $3,277,000 at December 31, 2000 and 1999, respectively. As part of the program, at December 31, 1999, 222,231 options were granted to participating executives with an exercise price of $3.44. No such options were granted during 2000. Also, at December 31, 2000 and 1999, amounts due from executives for interest paid on their behalf related to the outstanding loans were approximately $376,000 and $245,000, respectively.

In an attempt to retain its current key executives, during 2000, the Company's Board of Directors has developed an officer loan forgiveness plan (the "Forgiveness Plan") under which all or a portion of the amounts owed by current executives will be repaid on their behalf by the Company. Payments by the Company are dependent on the executives continued employment over a period extending through April 2005. Additionally, the Company's severance plan provides that if officers participating in the program are involuntarily terminated their severance will include a payment from the Company in the amount of their loan pursuant to the officer loan program with the intent that it will be used to repay the loan.

During 2000, the Company recorded non-cash charges of approximately $3,700,000 related to these guarantees. The total estimated liability of $3,700,000 is included in other liabilities and the related expense is included in other corporate expenses.

The Company is in violation of certain loan covenants included in the agreements underlying the guarantees of the Company associated with the borrowings described above. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

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

(b)    Reports on Form 8-K.


(c)    Exhibits.

       See Index to Exhibits.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) AND (2), (c), and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

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

                        Form 10-K--Item 14(a)(1) and (2)

                 Frontier Insurance Group, Inc. and Subsidiaries

         List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements and supplemental data of Frontier Insurance Group, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets--December 31, 2000 and 1999.........................   F-4
Consolidated Statements of Operations and Comprehensive Income--Years Ended
         December 31, 2000, 1999 and 1998.......................................   F-6
Consolidated Statements of Shareholders' Equity--Years Ended
         December 31, 2000, 1999 and 1998.......................................   F-7
Consolidated Statements of Cash Flows--Years Ended
         December 31, 2000, 1999 and 1998 ......................................   F-8
Notes to the Consolidated Financial Statements..................................  F-10
Supplemental Data--Quarterly Results of Operations (Unaudited)..................  F-47

The following consolidated financial statement schedules of Frontier Insurance
Group, Inc. and subsidiaries are included in Item 14(a):

Schedule II--Condensed Financial Information of Registrant......................  F-48
Schedule IV--Reinsurance........................................................  F-51
Schedule V--Valuation and Qualifying Accounts...................................  F-52
Schedule VI--Supplemental Information Concerning
         Property/Casualty Insurance Operations.................................  F-53


All other schedules for which provision is made in Article 7 of Regulation S-X are not required under the related instructions, are inapplicable, or required information is included in the consolidated financial statements, and therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Shareholders
Frontier Insurance Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Frontier Insurance Group, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 2000 and for the year then ended. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A to the financial statements, the Company has incurred recurring operating losses, is in a significant deficit position (liabilities exceed assets) at December 31, 2000, is highly leveraged and has limited financial flexibility, is not in compliance with certain financial loan covenants with banks and has weakened insurance subsidiary capitalization. On March 12, 2001, the Company agreed to stop writing new or renewal insurance business in its largest insurance subsidiary, Frontier Insurance Company. Additionally, on March 15, 2001, the Company received notification from lenders that accelerated repayment terms of amounts borrowed from banks totaling $67,800,000. The Company does not have sufficient liquid assets to satisfy this obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              JOHNSON LAMBERT & CO.

Bethesda, Maryland
March 23, 2001

                         Report of Independent Auditors

Board of Directors and Shareholders Frontier Insurance Group, Inc.

We have audited the accompanying consolidated balance sheet of Frontier Insurance Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1999 and for each of the two years in the period ended December 31, 1999. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Insurance Group, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1999, the Company has incurred recurring operating losses, has weakened insurance operation capitalization and parent company liquidity, and is in noncompliance with certain covenants of loans agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              ERNST & YOUNG LLP

New York, New York
April 7, 2000

                 Frontier Insurance Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                          (dollar amounts in thousands)


                                                                                             December 31,
                                                                                     2000                        1999
                                                                                -----------------------------------------
Assets
Investments:
    Fixed maturity securities, available for sale (amortized cost:
        2000-$437,127; 1999-$1,197,948)                                         $        428,661        $      1,161,655
    Equity securities, available for sale (cost: 2000-$39,541;
        1999-$81,742)                                                                     39,129                  79,712
    Limited partnership investments                                                       37,293                  43,085
    Equity investees                                                                      17,384                  16,968
    Real estate and mortgage loans                                                         7,887                   8,016
    Short-term investments                                                                61,698                 105,244
                                                                                -----------------------------------------
Total Investments                                                                        592,052               1,414,680

Cash                                                                                       8,610                  43,219
Premiums and agents' balances receivable, less allowances
    for doubtful accounts (2000--$ 19,426; 1999--$9,864)                                  77,580                 183,589
Reinsurance recoverables on:
    Paid losses and loss adjustment expenses, less allowances for
        doubtful accounts (2000--$10,483; 1999--$471)                                     44,105                  45,025
    Unpaid losses and loss adjustment expenses                                           486,091                 473,633
Retroactive reinsurance recoverable                                                      537,117                       -
Prepaid reinsurance premiums                                                              24,304                 176,607
Accrued investment income                                                                  7,173                  16,848
Federal income taxes recoverable                                                              68                     647
Deferred policy acquisition costs                                                         31,259                 129,746
Deferred federal income taxes                                                                  -                  10,565
Property, furniture, equipment and software                                               33,598                  57,987
Intangible assets                                                                          5,490                  44,217
Other assets                                                                              57,389                  38,774
                                                                                -----------------------------------------
Total Assets                                                                    $      1,904,836        $      2,635,537
                                                                                ========================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

              (dollar amounts in thousands, except per share data)


                                                                                               December 31,
                                                                                      2000                  1999
                                                                                -----------------------------------------
Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Policy liabilities:
    Unpaid losses                                                               $      1,027,306    $       982,123
    Unpaid loss adjustment expenses                                                      361,514            331,187
    Unearned premiums                                                                    145,241            649,736
                                                                                -----------------------------------------
Total policy liabilities                                                               1,534,061          1,963,046

Funds withheld under reinsurance contracts                                               108,822            137,894
Bank debt                                                                                 67,800            142,800
Reinsurance balances payable                                                              32,750             65,103
Deferred gain on retroactive reinsurance                                                  83,324                 -
Payable - retroactive reinsurance agreement                                               68,269                 -
Other liabilities                                                                         40,319             80,796
                                                                                -----------------------------------------
Total Liabilities                                                                      1,935,345          2,389,639

Guaranteed preferred beneficial interest in Company's
    convertible subordinated debentures                                                  125,828            167,345

Shareholders' equity (deficit):
    Preferred Stock, par value $.01 per share
       (shares authorized and unissued; 1,000,000)                                             -                 -
    Common Stock, par value $.01 per share
       (shares authorized: 150,000,000;
       shares issued: 2000--45,761,363; 1999--37,646,663)                                    458                376
    Additional paid-in capital                                                           496,866            450,886
Accumulated other comprehensive loss, net of tax                                          (3,068)           (18,617)
Accumulated deficit                                                                     (611,637)          (314,431)
                                                                                -----------------------------------------
                                                                                        (117,381)           118,214
Treasury Stock--at cost (2000--3,747,908;
    1999--3,830,570 shares)                                                              (38,956)           (39,661)
                                                                                -----------------------------------------
Total Shareholders' Equity (Deficit)                                                    (156,337)            78,553
                                                                                -----------------------------------------
Total Liabilities and Shareholders' Equity (Deficit)                            $      1,904,836    $     2,635,537
                                                                                =========================================



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

         Consolidated Statements of Operations and Comprehensive Income
              (dollar amounts in thousands, except per share data)

                                                                                  Year ended December 31,
                                                                          2000               1999              1998
                                                               ---------------------------------------------------------
Revenues
Premiums earned                                                       $  494,662          $ 570,928        $  493,054

Net investment income                                                     45,834             77,622            73,528
Net realized capital gains (losses)                                      (11,641)             3,113             3,010
                                                               ---------------------------------------------------------
Total net investment income                                               34,193             80,735            76,538
Net gain on sale of renewal rights                                         7,771                 -                  -
Net proceeds from Company owned life insurance policy                          -                                4,400
                                                               ---------------------------------------------------------
Total revenues                                                           536,626            651,663           573,992

Expenses
Losses                                                                   403,246            366,548           274,748
Loss adjustment expenses                                                 147,487            172,830           168,105
Amortization of deferred gain on retroactive reinsurance                 (12,489)                 -                 -
                                                               ---------------------------------------------------------
Net incurred losses and LAE                                              538,244            539,378           442,853
Amortization of policy acquisition costs                                 127,299            143,092           114,076
Underwriting and other expenses                                          106,394            119,784            82,319
Restructuring related charges                                             17,729                  -                 -
Other corporate expenses                                                  21,447              5,015            13,688
Minority interest in income of consolidated subsidiary trust              12,989             10,974            10,966
Interest expense                                                           7,557              7,505               965
                                                               ---------------------------------------------------------
Total expenses                                                           831,659            825,748           664,867
                                                               ---------------------------------------------------------
Loss before income taxes                                                (295,033)          (174,085)          (90,875)

Provision for income taxes:
  State                                                                      190              1,156               743
  Federal                                                                  1,983             58,023           (41,576)
                                                               ---------------------------------------------------------
Total income tax expense (benefit)                                         2,173             59,179           (40,833)
                                                               ---------------------------------------------------------
Net Loss                                                                (297,206)          (233,264)          (50,042)
Other comprehensive income (loss), net of tax                             15,549            (45,252)            6,397
                                                               ---------------------------------------------------------
Total Comprehensive Loss                                              $ (281,657)         $(278,516)       $  (43,645)
                                                               =========================================================

Loss per common share:
  Basic                                                               $   (8.18)          $   (6.65)       $    (1.34)
                                                               =========================================================
  Diluted                                                             $   (8.18)          $   (6.65)       $    (1.34)
                                                               =========================================================

Weighted average common shares outstanding (in thousands):
  Basic                                                                   36,326             35,068            37,293
  Diluted                                                                 36,326             35,068            37,293



See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

            Consolidated Statements of Shareholders' Equity (Deficit)
                          (dollar amounts in thousands)


                                                                                    Accumulated
                                                                        Additional     Other      Retained
                                                                Common  Paid-in    Comprehensive  Earnings
                                                                Stock   Capital    Income (Loss) (Deficit)
                                                               ---------------------------------------------
Balances at January 1, 1998                                    $ 340    $ 367,914   $    20,238   $  65,995
    Net loss                                                       -            -             -     (50,042)
    Stock options exercised                                        2        1,946             -           -
    Change in net unrealized gains on investments (net of tax)     -            -         6,397           -
    Cash dividends paid and accrued ($.28 per share)               -            -             -      (9,965)
    Common stock dividend (10%)                                   34       79,787             -     (79,821)
    Net (purchase) reissuance of treasury stock                    -           12             -           -
    Tax benefit from disqualifying dispositions                    -          688             -           -
                                                               ---------------------------------------------
Balances at December 31, 1998                                    376      450,347        26,635     (73,833)
    Net loss                                                       -            -             -    (233,264)
    Issuance of common stock under employee stock
      Purchase plan                                                -          144             -           -
    Stock options exercised                                        -          246             -           -
    Issuance of common stock related to acquisition                -          102             -           -
    Change in net unrealized gains on investments (net of tax)     -            -       (45,252)          -
    Cash dividends paid and accrued ($.21 per share)               -            -             -      (7,334)
    Net (purchase) reissuance of treasury stock                    -           47             -           -
                                                               ---------------------------------------------
Balances at December 31, 1999                                    376      450,886       (18,617)   (314,431)
    Net loss                                                       -         -                -    (297,206)
    Issuance of common stock in exchange for TOPrS                82       45,980             -           -
    Change in net unrealized gains on investments (net of tax)     -            -        15,549           -
    Net reissuance of treasury stock                               -            -             -           -
                                                               ---------------------------------------------
Balances at December 31, 2000                                  $ 458    $ 496,866   $    (3,068)  $(611,637)
                                                               =============================================


                                                                                Total
                                                               Treasury     Shareholders'
                                                                 Stock    Equity (Deficit)
                                                              ----------------------------
Balances at January 1, 1998                                    $    (782)   $   453,705
    Net loss                                                           -        (50,042)
    Stock options exercised                                            -          1,948
    Change in net unrealized gains on investments (net of tax)         -          6,397
    Cash dividends paid and accrued ($.28 per share)                   -         (9,965)
    Common stock dividend (10%)                                        -              -
    Net (purchase) reissuance of treasury stock                   (8,523)        (8,511)
    Tax benefit from disqualifying dispositions                        -            688
                                                              -------------------------
Balances at December 31, 1998                                     (9,305)       394,220
    Net loss                                                           -       (233,264)
    Issuance of common stock under employee stock
      Purchase plan                                                    -            144
    Stock options exercised                                            -            246
    Issuance of common stock related to acquisition                    -            102
    Change in net unrealized gains on investments (net of tax)         -        (45,252)
    Cash dividends paid and accrued ($.21 per share)                   -         (7,334)
    Net (purchase) reissuance of treasury stock                  (30,356)       (30,309)
                                                              -------------------------
Balances at December 31, 1999                                    (39,661)        78,553
    Net loss                                                           -       (297,206)
    Issuance of common stock in exchange for TOPrS                     -         46,062
    Change in net unrealized gains on investments (net of tax)         -         15,549
    Net reissuance of treasury stock                                 705            705
                                                              -------------------------
Balances at December 31, 2000                                  $ (38,956)   $  (156,337)
                                                              =========================

            See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)

                                                                                       Year ended December 31,
                                                                               2000              1999            1998
                                                                            -------------------------------------------
Operating Activities
Net loss                                                                    $   (297,206)   $    (233,264)   $ (50,042)
Adjustments to reconcile net income loss to net cash (used in)
  provided by operating activities:
        Increase in unpaid losses                                                 90,768        150,284        196,120
        Increase in unpaid loss adjustment expenses                               30,910         70,744        116,118
        Increase (decrease) in unearned premiums                                (218,317)       142,690        103,004
        Increase in reinsurance balances                                         (11,995)       (93,412)      (173,640)
        Decrease (increase) in agent's balances and premiums receivable           88,438        (69,200)       (17,497)
        Decrease (increase) in deferred policy acquisition costs                  35,925        (33,149)       (40,963)
        Decrease (increase) in accrued investment income                           6,117           (331)        (1,314)
        Increase in net amounts receivable under retroactive reinsurance
        contract                                                                (385,524)             -              -
        Deferred federal income tax expense (benefit)                              1,657         60,432        (23,714)
        Impairment of long-lived assets                                           23,865         15,034              -
        Depreciation and amortization                                             18,636         22,006         19,185
        Realized capital losses (gains)                                           11,641         (3,113)        (3,010)
        Other, net                                                               (11,499)        22,652          1,709
                                                                            -------------------------------------------
Net cash (used in) provided by operating activities                             (616,584)        51,373        125,956

Investing Activities
Proceeds from sales of fixed maturity securities                                 654,172        207,869        140,221
Proceeds from calls, paydowns and maturities of fixed
  maturity securities                                                             59,039        124,288        163,161
Proceeds from sales of equity securities                                          63,322         45,511         31,117
Proceeds from sale of equipment                                                        -         11,943              -
Proceeds from sales of limited partnership investments                            14,350              -              -
Proceeds from sales of wholly-owned subsidiaries, net of cash
  transferred and selling expenses                                               150,138              -              -
Purchases of fixed maturity securities                                          (244,899)      (369,528)      (387,952)
Purchases of equity securities                                                   (17,515)       (65,288)       (59,876)
Purchases of wholly-owned subsidiaries, net of cash acquired                           -        (18,542)       (43,756)
Purchases of mortgage loans and real estate investments                                -         (1,000)        (8,922)
Purchases of property, furniture, equipment and software                          (1,689)       (22,411)       (11,110)
Purchases of limited investment partnerships                                     (11,714)        (6,723)       (10,512)
Purchases of equity investees                                                                      (466)        (5,495)
Fees paid and funds loaned to ManagedComp Holdings, Inc. in
  connection with termination of proposed acquisition                             (8,500)             -              -
Short-term investments, net                                                         (882)        44,304          9,001
Other                                                                              1,153          2,482           (978)
                                                                            ------------------------------------------
        Net cash provided by (used in) investing activities                      656,975        (47,561)      (185,101)


                                   -continued-

                 Frontier Insurance Group, Inc. and Subsidiaries

                          (dollar amounts in thousands)


Financing Activities
Proceeds from bank borrowings                              $            -       $      50,800       $      92,000
Repayment of bank borrowings                                      (75,000)                  -                   -
Issuance of common stock                                                -                 539               1,948
Cash dividends paid                                                     -              (9,911)             (9,761)
Purchase of treasury stock, net                                         -             (30,356)             (8,511)
                                                          ------------------- ------------------------------------
Net cash (used in) provided by financing activities               (75,000)             11,072              75,676
                                                          ------------------- ------------------------------------

(Decrease) increase in cash                                       (34,609)             14,884              16,531
Cash at beginning of year                                          43,219              28,335              11,804
                                                          ------------------- ------------------------------------
Cash at end of year                                        $        8,610       $      43,219       $      28,335
                                                          =================== ====================================

See notes to the consolidated financial statements.

                 Frontier Insurance Group, Inc. and Subsidiaries

                 Notes to the Consolidated Financial Statements

                                December 31, 2000

Note A - Organization and Basis of Presentation

Organization

Frontier Insurance Group, Inc. (with its subsidiaries, the "Company"), is principally a specialty property and casualty insurer licensed in all 50 states, the District of Columbia, Puerto Rico, Mexico, Greece, Guam, and the Virgin Islands. The Company's reportable segments and related net premiums earned are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" of the Company's 2000 Form 10-K. Substantially all lines of business written by the Company are marketed through independent agents. Also, refer to "Business--Description of Business-- Reportable Segments" of the Company's 2000 Form 10-K for additional disclosures regarding the Company's reportable segments.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. The consolidated financial statements include the accounts and operations of Frontier Insurance Group, and all subsidiaries in which the ownership interests exceed 50%. All significant intercompany accounts and transactions have been eliminated in consolidation. As described below, the Company is experiencing financial difficulty. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The asset and liability carrying amounts do not purport to represent realizable or settlement values.

Going Concern

For the years ended December 31, 2000, 1999 and 1998, the Company incurred net losses of $297,206,000, $233,264,000 and $50,042,000, respectively. During this period shareholders equity has decreased from $453,705,000 at January 1, 1998 to a deficit of $156,337,000 at December 31, 2000.

The parent holding company is highly leveraged and has liquidity issues with limited financial flexibility. At December 31, 2000, the Company is not in compliance with certain financial loan covenants with respect to bank debt and guarantees of debt by the Company totaling $67,800,000 and $12,087,650, respectively. The noncompliance permits the lenders to accelerate repayment of amounts borrowed and, to the extent applicable, exercise their rights with respect to the stock and ownership interests pledged as collateral. On March 15, 2001, the Company received notification with respect to the bank debt that repayment of all amounts borrowed was being accelerated. The Company does not currently have sufficient liquid assets to satisfy this obligation.

At December 31, 2000, the Company includes four insurance subsidiaries, Frontier Insurance Company, ("Frontier") domiciled in New York, Frontier Pacific Insurance Company ("Frontier Pacific") domiciled in California, United Capitol Insurance Company ("United Capitol") domiciled in Illinois and Western Indemnity Insurance Company ("Western") domiciled in Texas. Continuing statutory losses have significantly weakened the financial condition of the insurance subsidiaries. Effective March 12, 2001, Frontier voluntarily agreed with the Insurance Department of the State of New York, among other things, to stop writing new or renewal business until such time as the Department gives notification that Frontier may resume such writings. Western filed a plan of withdrawal with the Texas Department of Insurance during 2000 pursuant to which Western ceased writing any new or renewal business. Additionally, United Capitol voluntarily ceased writing new or renewal business during 2000. Frontier, Western and United Capitol represented 74.7%, 5.1% and 7.5% , respectively, of the Company's consolidated net premiums earned during 2000. Accordingly, with the exception of Frontier Pacific, all insurance subsidiaries of the Company are effectively in "run-off". Frontier Pacific has limited capacity to write insurance business in 2001.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note A - Organization and Basis of Presentation (continued)

Cash flow needs at the parent holding company level, primarily operating expenses and interest payments on outstanding debt, are primarily funded through management fees charged to the subsidiaries and, until the end of 1999, the company's revolving credit facility. The subsidiaries' abilities to pay such management fees in the future may be adversely impacted, in the near term, by subsidiary level liquidity constraints. As described above, the insurance subsidiaries, with the exception of Frontier Pacific, are substantially runoff. As long as the insurance subsidiaries remain in runoff, net premium income will not be a source of positive cash flow. At December 31, 2000, invested assets of the subsidiaries with a carrying value of $205,318,000 are held in a trust account collateralizing obligations pursuant to a reinsurance agreement. These assets and investment income thereon may not be available for current operations. Additionally, invested assets of the subsidiaries with a carrying value of $119,000,000 are on deposit with various state insurance departments. These assets are also not readily available for current operations. The Company's insurance subsidiaries are restricted in the amount of dividends or other distributions they may make without the prior approval of the insurance commissioners of their domiciliary states. Currently non of the insurance subsidiaries can pay dividends to the holding company without the prior approval of the insurance commissioner of their domiciling states.

The above conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management plans to address these concerns by pursuing an orderly cessation of premium writings, selling certain assets, using its managing general agency to continue to write specialty lines and medical and dental malpractice coverages for other carriers and thus generate commission revenue, seeking investors and negotiating alternatives for the restructuring and repayment of debt. The Company's ability to continue as a going concern is dependent upon the successful accomplishment of these plans. While management believes these plans to be viable, their ultimate success cannot be assured.

Note B--Significant Accounting Policies

The significant accounting policies followed by the Company are as follows:

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Adjustments, to the extent they occur, are reported in the period recognized. As described in Notes A and W, the parent holding company is highly leveraged with liquidity issues and limited financial flexibility and the financial condition of the Company's insurance subsidiaries has weakened significantly. The impact that any future changes in the Company's operations resulting from these matters will have on the estimates and assumptions made by management in preparing the financial statements and accompanying footnotes cannot be determined. However, these matters create further uncertainty as to the ultimate outcome of such estimates and assumptions.

Recognition of Premium Revenues

Property and casualty premiums are earned pro rata over the terms of the related insurance policies. Credit life premiums are earned over the life of the contracts, principally using the sum-of-the-months-digits method, warranty insurance premiums are earned as the related losses are incurred, while credit accident and health premiums are principally recognized using the mean of the sum-of-the-months-digits method and the pro-rata method over the time period to which the premiums relate. Premiums written relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Premiums ceded pursuant to reinsurance agreements are expensed in a manner consistent with the terms of the related reinsurance agreements and over the period of the underlying policies to which they relate. Ceded premiums relating to the

                 Frontier Insurance Group, Inc. and Subsidiaries

Note B--Significant Accounting Policies (continued)

unexpired portion of underlying policies are recorded as prepaid reinsurance premiums. Certain premiums written, assumed and ceded are subject to adjustment depending on experience under the reinsurance contract. Such adjustments are recorded using assumptions consistent with those used in estimating the liability for loss and LAE and related reinsurance recoverable. Premiums earned are reported net of reinsurance ceded.

Reinsurance Agreements

Pursuant to certain reinsurance agreements, the Company cedes (transfers) all or a portion of its coverage on certain risks or groups of risks to various reinsurers. In determining the appropriate accounting treatment for reinsurance ceded, the Company determines whether each reinsurance agreement is "prospective" or "retroactive". A reinsurance agreement is considered to be prospective if the covered loss and loss adjustment expenses ("LAE") occur after the effective date of the reinsurance agreement. If the reinsurance agreement is retroactive, the covered losses and LAE occur prior to the effective date of the reinsurance agreement. Unless otherwise indicated all references to reinsurance in the consolidated financial statements and footnotes thereto refer to prospective reinsurance agreements.

Retroactive Reinsurance

During 2000, the Company entered into a retroactive reinsurance agreement with National Indemnity Company ("National Indemnity"), a subsidiary of Berkshire Hathaway, Inc. Because the reinsurance covers losses and LAE which occurred prior to the effective date of the reinsurance agreement, accounting principles applicable to "retroactive" reinsurance are applied.

At the effective date of the agreement, amounts expected to be recovered pursuant to the retroactive reinsurance agreements, are recorded as retroactive reinsurance recoverable. The excess of the amounts expected to be recovered over the consideration paid to the reinsurer is recorded as a liability, deferred gain on retroactive reinsurance. Subsequent adjustments to estimated ultimate losses and LAE subject to this agreement are reflected in losses and LAE incurred. Concurrently, the retroactive reinsurance recoverable and the deferred gain are adjusted to reflect the related change in estimated ultimate amounts expected to be recovered pursuant to these agreements. In estimating amounts recoverable pursuant to the retroactive reinsurance agreement, the Company uses assumptions consistent with those used in estimating the liability for unpaid losses and LAE. The deferred gain is amortized into income in proportion to the recoveries collected pursuant to the retroactive reinsurance agreements.

At December 31, 2000, retroactive reinsurance recoverable of $537,117,000 and deferred gain of $83,324,000 are reflected in the consolidated balance sheets. Amortization of the deferred gain on the retroactive reinsurance of $12,489,000 reduces net incurred losses and LAE in 2000.

Premiums and Agents' Balances Receivable

Premiums and agents' balances represent amounts receivable for premiums written and assumed from policyholders, agents and ceding reinsurers. Premiums and agents balances receivable are recorded net of an allowance for uncollectible amounts. The Company determines the allowance based on its best estimate of ultimate amounts expected to be collected. During 2000, 1999 and 1998, $15,168,000, $3,947,000 and $3,311,000, respectively, were charged to expense, related to premiums and agents balances uncollectible.

Investments

Investments in fixed maturity and equity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in other comprehensive income, net of deferred federal income taxes. Fair values for fixed maturity

                 Frontier Insurance Group, Inc. and Subsidiaries

Note B--Significant Accounting Policies (continued)

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

Limited partnership investments and investments in entities in which the Company has a 20% to 50% interest or less than a 20% interest but has the ability to exercise significant control ("equity investees") are accounted for using the equity method.

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

Property, Furniture, Equipment and Software

Property, furniture, equipment and software are stated at cost, net of accumulated depreciation and amortization, computed on a straight-line basis over their estimated useful lives. During 2000, 1999, and 1998, depreciation expense related to property, furniture and equipment was $4,858,000, $6,058,000 and $3,896,000, respectively, and amortization expense related to software was $1,802,000, $921,000 and $806,000, respectively.

The Company evaluates the recoverability of its property, furniture, equipment and software as required by GAAP by determining whether the unamortized balance of the asset can be recovered through undiscounted future cash flows. For the purpose of this evaluation, the Company groups assets and evaluates cash flows at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Such cash flows are considered by location, operating segments or at an entity level, depending on the assets. If, in management's judgment, the undiscounted cash flows are less than the carrying value of the asset, the carrying value is reduced to fair value, with a corresponding charge to current operations. When assets are written down due to impairment, the fair value is considered to be the new cost and the asset is depreciated over the remaining useful life.

The Company determined that the undiscounted cash flows related to its home office building in Rock Hill, New York and certain furniture and equipment were not sufficient to support the carrying values of the related assets. This condition is attributed to the weakened financial condition of the Company's insurance subsidiaries which impacted their ability to write insurance business and generate positive cash flows. Accordingly, during 2000, the Company recorded charges to operations, included in underwriting and other expenses of $9,765,000 and $1,500,000 to write down the home office and certain furniture and equipment, respectively, to estimated fair value. The estimated fair value of the home office was determined by an independent appraisal. The estimated fair value of the furniture and equipment was determined by management based on the sale of similar assets and other relevant information.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note B--Significant Accounting Policies (continued)

Property, furniture, equipment and software at December 31 are summarized as follows (dollar amounts in thousands):


                                                             2000                    1999             Estimated Useful Lives
                                                     --------------------- -- -------------------- ---------------------------

Property and land                                        $       24,171           $      42,310         5 to 20 years
Furniture and equipment                                          27,051                  32,595         5 to 7 years
Software                                                          7,351                   8,154         3 years
                                                     ---------------------    --------------------
Total, at cost                                                   58,573                  83,059
Accumulated depreciation and amortization                       (24,975)                (25,072)
                                                     ---------------------    --------------------
Property, furniture, equipment and software, net         $       33,598           $      57,987
                                                     =====================    ====================


In connection with the construction and expansion of its home office and one other property, the Company entered into agreements with the Sullivan County Industrial Development Agency (the "IDA) in order to obtain certain state and local tax benefits. One of the requirements of these agreements is that legal title to the underlying assets reside with the IDA. However, at the Company's option, it may obtain the legal title from the IDA at any time for the payment of a nominal amount. Should the Company exercise its option, the underlying property would be returned to the tax rolls and the Company would be liable for the applicable state and local taxes from which it was previously exempt. Since the beneficial ownership of the underlying property resides with the Company, the underlying assets are included with property, furniture, equipment and software in the accompanying balance sheets.

Deferred Policy Acquisition Costs

Recoverable policy acquisition costs that vary with and are directly related to the production of business, such as commissions and premium taxes, net of reinsurance allowances, are deferred and amortized as the related premiums are earned. Anticipated losses, LAE, and policy maintenance expenses, based on historical and current experience, are considered in determining the recoverability of such deferred policy acquisition costs. When the anticipated losses, LAE, acquisition costs and policy maintenance expenses exceed the related unearned premiums, after consideration of anticipated investment income, a provision for the indicated lack of recoverability is recorded. At December 31, 2000, the Company recorded such a provision (reduced deferred policy acquisition costs) in the amount of $414,000 relating to certain property coverages. This provision was included in amortization of policy acquisition costs.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs included in underwriting and other expenses were $1,524,000, $1,517,000 and $1,647,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of a purchased company is stated at cost, net of accumulated amortization which is computed on a straight-line basis over estimated useful lives ranging from 5 to15 years. Insurance renewal rights represent amounts paid to acquire the right to solicit and renew the underlying policies of certain books of insurance business and are stated at cost, net of accumulated amortization, computed on a straight-line basis over estimated useful lives ranging from two to seven years. The actuarially determined net cash flows to be realized from insurance contracts in force at the date of acquisition is recorded as the present value of future profits ("PVFP"). PVFP is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note B--Significant Accounting Policies (continued)

The Company evaluates the recoverability of its intangible assets as required by GAAP by determining whether the unamortized balance of the asset can be recovered through the undiscounted cash flows of the acquired company or, in the case of insurance renewal rights, through the appropriate operating segment writing such business. If, in management's judgment, the undiscounted cash flow is less than the carrying value of the asset, the carrying value is reduced to fair value, with a corresponding charge to current operations. Fair value is determined by management based on the present value of estimated cash flows. During 2000 and 1999, write-down of intangibles determined to be impaired totaled $10,100,000 and $15,100,000, respectively. Additionally, during 2000, write-downs of intangibles of $8,100,000 are included in restructuring charges.

During 2000, intangibles were reduced by $17,747,000 resulting from the sales of subsidiaries, $15,888,000 of which related to the sale of Lyndon Insurance Group, Inc. ("Lyndon"). At December 31, 2000 and 1999, the related accumulated amortization of intangible assets (including PVFP) was $1,792,000 and $33,017,000, respectively. During 2000, 1999 and 1998, amortization expense relating to intangible assets (including PVFP) was $3,438,000, $13,980,000 and $14,301,000, respectively. Remaining unamortized intangible assets at December 31, 2000 represent goodwill related to non-insurance subsidiaries.

Unpaid Losses and LAE

The liabilities for unpaid property and casualty losses and LAE (also referred to as "reserves") represent the gross estimated liabilities for reported claims, claims incurred but not yet reported ("IBNR") and the related LAE. The liabilities for property and casualty unpaid losses and LAE are determined using case-basis evaluations and actuarial analyses and represent management's best estimate of the ultimate expected cost of all losses and LAE unpaid at the balance sheet dates. Losses and LAE are reported net of amounts ceded to reinsurers. The liabilities for unpaid losses and LAE have been reduced by estimated salvage and subrogation recoverable but have not been reduced from their ultimate values by the effects of discounting estimated ultimate payments to their present value.

The estimated liability for unpaid losses and LAE may vary from the estimated amounts included in the accompanying financial statements and such variance may be material to the Company's financial condition or operations. Adjustments, to the extent they occur, are reported in the period recognized. See Note L - Unpaid Losses and Loss Adjustment Expenses for a discussion of factors contributing to this uncertainty.

Reinsurance Recoverable

Reinsurance recoverables on paid and unpaid losses and LAE represent estimated amounts recoverable from reinsurers pursuant to ceding reinsurance agreements. Reinsurance recoverables are estimated using assumptions consistent with those used in estimating the liability for unpaid losses and LAE. The estimated reinsurance recoverable may vary from the estimated amounts included in the accompanying financial statements and such variance may be material to the Company's financial condition or operations. Adjustments, to the extent they occur, are reported in the period recognized. See Note L - Unpaid Losses and Loss Adjustment Expenses for a discussion of factors contributing to this uncertainty.

Reinsurance recoverables are recorded net of an allowance for uncollectible amounts. The Company determines the allowance based on its best estimate of ultimate amounts expected to be collected from reinsurers giving consideration to collateral provided by the reinsurers in the form of letters of credit, trust accounts and funds held. At December 31, 2000 and 1999 an allowance for uncollectible amounts of $10,483,000 and $471,000, respectively, has been recorded. During 2000, 1999 and 1998 expense of $10,012,000, $321,000 and
$150,000, respectively, was charged to expense related to uncollectible reinsurance recoverable.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note B--Significant Accounting Policies (continued)

Contingent Reinsurance Commissions

Contingent reinsurance commissions are accounted for in accordance with the terms of the applicable reinsurance agreement. All of the Company's current contracts that contain provisions for contingent commissions base such commissions on the profitability of the underlying policies, calculated using earned premiums. The profitability of the reinsured business is continually reviewed and as adjustments become necessary they are reflected in current operations. The profitability assumptions used in estimating contingent commissions are consistent with those used in estimating the liability for unpaid losses and LAE. During 2000, 1999 and 1998, the Company recognized contingent reinsurance commission income of approximately $3,246,909, $1,718,000 and $455,000, respectively. Contingent reinsurance commissions are included in amortization of policy acquisition costs. However, related amounts due to/from reinsurers are reported as other assets or liabilities since the subject premiums have already been earned and, as such, there would be no unearned premiums or deferred acquisition costs at the time the contingent commissions are calculated.

Restructuring Charges

In early 2000, the Company implemented a Corrective Action Plan ("CAP") pursuant to which the Company adopted a plan to reduce staffing levels and close or sell several of its operations. The Company records an accrual for severance costs at the time the staff reductions are determined and the affected employees notified. Such severance costs are included in restructuring charges. Additionally, restructuring costs includes costs incurred in closing operations and the write-down of certain assets relating to operations to be closed or sold pursuant to the CAP.

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

Impact of Recently Issued Accounting Standards

Effective January 1, 1999, the Company adopted Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments ("SOP 97-3"). SOP 97-3 establishes standards for the recognition and measurements of liabilities for guaranty funds and certain other insurance related assessments. The cumulative effect of this change in accounting principle was not material to the Company's results of operations or financial condition as of, or for the quarter ended March 31, 1999. The effect of the SOP 97-3 was to increase the Company's net loss by approximately $612,000, or $.02 per share, for the year ended December 31, 1999.

Effective January 1, 1999 the Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of SOP

98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to decrease the Company's net loss by approximately $2,341,000 or $.07 per share, for the year ended December 31, 1999.

                 Frontier Insurance Group, Inc. and Subsidiaries

           Notes to the Consolidated Financial Statements (continued)

Note B--Significant Accounting Policies (continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities subsequently amended by SFAS No. 137 and No.
138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133 and No. 138. This statement is effective for the Company for the first quarter of 2001. Based on the Company's current investment policies and practices and the anticipated level of investment activity, the Company anticipates that the adoption of the provisions of SFAS No. 133 will not have a significant effect on results of operations, financial condition or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Note C -Acquisitions

In January 1998, the Company through its wholly-owned subsidiary, Lyndon Property Insurance Company ("Lyndon"), purchased Acceleration Life Insurance Company, Dublin International, Limited and Acceleration National Services Corporation (collectively "Acceleration") from Acceleration National Insurance Company ("ANIC") for approximately $30,258,000. The acquisition was accounted for under the purchase method. The purchase price exceeded the fair value of net assets acquired, which included approximately $20,519,000 in PVFP, by approximately $9,900,000. Acceleration underwrote credit life and credit accident and health insurance primarily through auto dealers. In conjunction with this transaction, the Company also purchased a book of warranty business for $10,300,000 and a separate reinsurance agreement was executed with ANIC, whereby ANIC transferred the unearned premiums and loss reserves and related assets to the Company as of January 1, 1998.

During 1998, the Company purchased several small insurance agencies specializing in the sale of surety and title insurance. These acquisitions were accounted for under the purchase method. The combined purchase price of these acquisitions was approximately $5,030,000 and consisted almost entirely of goodwill. The operations of these agencies are not material to the Company's consolidated financial statements.

During 1999, the Company purchased additional small insurance agencies specializing in the sale of surety insurance and other insurance service related operations. The combined purchase price of these acquisitions was approximately $18,542,000 and consisted almost entirely of goodwill, amortized over periods up to five years. The operations of these agencies are not material to the Company's consolidated financial statements.

During September 1999, the Company entered into a definitive agreement to purchase ManagedComp Holdings, Inc. ("ManagedComp"), a managed care workers' compensation service company for $33,600,000. In January 2000, the Company advanced $4,000,000 to ManagedComp in exchange for a promissory note due March 31, 2000 earning interest at 7%. However, during 2000, the Company announced that it had terminated the purchase of ManagedComp. Under the terms of the termination agreement, the Company agreed to pay a termination fee of $4,500,000, extend the due date of the $4,000,000 promissory note to February 1, 2005 and provide certain underwriting facilities to ManagedComp. The termination fee is included in other corporate expenses.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note D - Sales of Subsidiaries

Effective January 20, 2000, the Company sold Lyndon to Protective Life Insurance Company ("Protective") for $163,500,000 in cash. After legal and advisory fees, other selling costs and estimated purchase price adjustments, the Company recognized a gain of approximately $1,200,000, which is included in net realized capital gains (losses) in the accompanying consolidated statements of operations.

The purchase price was subject to adjustment based on a target level of adjusted capital and surplus for Lyndon, as defined in the purchase agreement. The aforementioned $1,200,000 gain reflects estimated net purchase price adjustments of approximately $4,800,000 that the Company believes are payable to Protective. In connection with finalizing the purchase price adjustment, disagreements arose between the Company and Protective regarding certain amounts reflected in Lyndon's closing balance sheet, particularly which party would be responsible for approximately $9,300,000 in federal income taxes, which under the group tax sharing agreement would be payable to the Company by Lyndon.

The Company and Protective have been unable to resolve their disagreements and, pursuant to the purchase agreement, the matters will be decided by an independent arbitrator. Based on the provisions of the purchase agreement and terms of a group tax sharing agreement between its subsidiaries (including Lyndon), management, in consultation with outside legal counsel, believes that the Company will prevail in the arbitration process and ultimately collect the net balance of $4,500,000 due from Protective.

Additionally, pursuant to the purchase agreement, the Company guaranteed certain receivable balances of Lyndon amounting to approximately $2,687,000. The Company believes these receivable balances are fully recoverable from third parties.

Following is a summary of Lyndon's revenues and expenses included in the accompanying statements of operations (in thousands, except for per share data):


                                                                                   Year Ended December 31,
                                                                              1999                         1998
                                                                  ----------------------------- ----------------------------
     Premiums earned                                                       $     77,474                     $101,222
     Net investment income                                                       16,303                       16,954
     Realized gains                                                                 705                         (198)
                                                                  ----------------------------- ----------------------------
        Total revenues                                                           94,482                      117,978

     Losses                                                                      43,369                       50,762
     LAE                                                                          4,040                        5,608
     Amortization of policy acquisition costs                                    18,083                       21,091
     Underwriting and other expenses                                             17,171                       14,896
                                                                  ----------------------------- ----------------------------
        Total expenses                                                           82,663                       92,357
                                                                  ----------------------------- ----------------------------
           Income before income taxes                                            11,819                       25,621
     Provision for income taxes                                                   1,903                        7,883
                                                                  ----------------------------- ----------------------------
        Net income                                                         $      9,916                      $17,738
                                                                  ============================= ============================

     Earnings per common share:
        Basic                                                              $       .28                   $      .48
                                                                  ============================= ============================
        Diluted                                                            $       .28                   $      .48
                                                                  ============================= ============================


                 Frontier Insurance Group, Inc. and Subsidiaries

Note D - Sales of Subsidiaries (continued)

The balance of PVFP recorded by Lyndon at December 31 and activity for the year then ended (in thousands) is as follows:


                                                               2000                        1999                       1998
                                                    ------------------------------------------------------------------------------
Balance at beginning of year                             $      7,286                 $      13,362              $       2,997
Current year acquisition                                            -                           801                     20,519
Current year disposition                                       (7,286)                            -                          -
Current year amortization                                           -                        (6,877)                   (10,154)
                                                    ------------------------------------------------------------------------------
Balance at end of year                                   $          -                 $       7,286              $      13,362
                                                    ==============================================================================


Effective June 1, 2000, the Company sold Regency Insurance Company ("Regency") to Tomoka Re Holdings, Inc. for approximately $6,700,000 in cash. After transaction costs, the Company recognized a loss of approximately $2,300,000, which is included in net realized capital gains (losses) in the accompanying consolidated statements of operations. Regency's operations were not material to the consolidated financial statements. For the year ended December 31, 1999, Regency recognized net loss of $997,000. For the five months ended May 31, 2000, Regency recognized a net loss of approximately $1,348,000.

Following is a summary of the assets and liabilities related to Lyndon and Regency which are included in the accompanying consolidated balance sheet at December 31, 1999 (in thousands):


                                                                             Lyndon            Regency             Total
                                                                          --------------    ---------------    ---------------

       Assets
            Invested assets                                               $   306,420       $    10,651        $    317,071
            Other assets                                                      214,817            37,119             251,936
                                                                          --------------    ---------------    ---------------
                                                                          $   521,237       $    47,770        $    569,007
                                                                          ==============    ===============    ===============
       Liabilities and shareholder's equity
       Liabilities:
            Unpaid losses and LAE                                         $    46,168       $    14,542        $     60,710
            Unearned premiums                                                 286,178            19,154             305,332
            Other liabilities                                                  38,139             3,739              41,878
                                                                          --------------    ---------------    ---------------
       Total liabilities                                                      370,485            37,435             407,920
       Shareholder's equity                                                   150,752            10,335             161,087
                                                                          --------------    ---------------    ---------------
       Total liabilities and shareholder's equity                         $   521,237       $    47,770         $   569,007
                                                                          ==============    ===============    ===============


In June 2000, the Company closed its wholly-owned subsidiary, OneStop.com, Inc. ("OneStop"), an e-commerce entity created during the second quarter of 1999 to market products and services to affinity groups via the internet.

OneStop recognized net losses of approximately $11,700,000 and $3,300,000 for the years ended December 31, 2000 and 1999, respectively. Such losses, excluding approximately $4,700,000 in restructuring related charges (including approximately $700,000 of severance costs) for the year ended December 31, 2000, are included in other corporate expenses in the accompanying consolidated statements of operations.

On July 11, 2000, the Company exchanged its investment in OneStop for one million shares of SolutionsAmerica Inc.'s ("SolutionsAmerica") common stock representing an approximate 10% ownership interest in SolutionsAmerica. SolutionsAmerica is a privately owned development stage e-commerce entity. Due to the developmental stage of SolutionsAmerica, including cumulative net losses, no value has been assigned to the stock by the Company.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note E - Sale of Renewal Rights

On August 4, 2000, the Company sold to Gulf Insurance Company ("Gulf") the renewal rights to policies related to its environmental, excess and surplus lines casualty business and certain classes of surety business (collectively, the "Business"). Under the agreement, Gulf is obligated to pay the Company 30% of the insurance premiums for the renewal term from policies written by Gulf or its affiliates with respect to the Business (and, in certain limited instances, with respect to new policies) and an additional 5% of the premiums, if any, in excess of $50,000,000. Gulf made non-refundable advance payments of $12,000,000 during 2000.

As the Company has no obligation for any significant continuing involvement with the business, the $12,000,000 non-refundable payment, net of approximately $4,229,000 in selling costs, is reflected as a gain in the accompanying consolidated financial statements. Any additional consideration to be received by the Company is contingent upon renewal premiums exceeding $40,000,000. Since the Company is not able to reasonably estimate the amount of future renewal premiums, any additional consideration will be recognized once the actual renewal premiums exceed $40,000,000 and the contingent consideration is due to the Company.

In connection with the sale of the renewal rights during 2000, the Company wrote-off remaining goodwill related to the Environmental, Excess and Surplus Lines and Surety Divisions of approximately $5,600,000 which is included in restructuring related charges.

Note F - Impairment of Intangibles

In December 1999, the Company was downgraded by A.M. Best, Inc. ("A.M. Best") from A- (Excellent) to B++ (Very Good). During 1999, the Company determined that the undiscounted cash flows related to Western (Professional Liability Division) and Regency (Personal and Credit Related Division) were not sufficient to support the related goodwill. Accordingly, during 1999 goodwill for Western and Regency of approximately $13,600,000 and $1,500,000, respectively, was charged to operations and is included in underwriting and other expenses. These write-downs represented the entire balance of the relevant goodwill.

In March and April 2000, the Company was further downgraded by A.M. Best to B
(Fair) and C++ ("Marginal"), respectively. In March 2000, Standard & Poors suspended its counter party credit rating and financial strength rating on the Company. In July 2000, the Surety Bond Branch of the United States Treasury removed Frontier and Frontier Pacific from its listing of insurance companies deemed acceptable for the purpose of writing certain bonds ("T-Listing"), primarily subdivision, customs and miscellaneous bonds. Primarily due to the further downgrade by A.M. Best and the loss of Frontier's and Frontier Pacific's T-Listing, during 2000 the Company wrote off approximately $2,700,000 and $7,400,000 of intangible assets related to previous acquisitions of certain insurance agencies and renewal rights within its Environmental, Excess and Surplus Lines Division and Surety Division, respectively. The Company determined that the expected undiscounted cash flows related to the business generated by the acquired agencies or renewal rights would not be sufficient to support the valuation of the related intangible asset. The total impairment charge of approximately $10,100,000 is included in underwriting and other expenses. These write-downs represented the entire balance of the relevant goodwill.

Note G - Restructuring Related Charges

As part of a Corrective Action Plan implemented during the first quarter of 2000, the Company reduced staffing levels, including closing or selling several of its operations.

During 2000, the Company terminated approximately 400 employees. Severance costs recognized as a result of such terminations amounted to $4,910,000 and are included in restructuring charges in the accompanying Consolidated Statements of Operations. At December 31, 2000, accrued severance costs included in other liabilities are $93,000.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note G - Restructuring Related Charges (continued)

Goodwill of $2,509,000 related to the closing of a small underwriting operation within the Environmental, Excess and Surplus Lines Division was written off during 2000. As a result of the sale of renewal rights to Gulf, the Company wrote-off the remaining goodwill related to the Environmental, Excess and Surplus Lines and Surety Divisions of approximately $5,631,000. These write-offs are included in restructuring charges in the accompanying Consolidated Statements of Operations.

Restructuring charges also include a write down of $3,679,000 for certain assets related to the closure of OneStop and an additional $1,000,000 in additional closing costs related to the "winding down" of OneStop's operations prior to its sale.

Note H - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (amounts in thousands, except per share data):

                                                                     2000                1999                1998
                                                          -----------------------------------------------------------
Numerator
Net loss                                                          $(297,206)          $(233,264)           $(50,042)
                                                          ===========================================================
Numerator for basic loss per share--loss
  available to common shareholders                                $(297,206)          $(233,264)           $(50,042)

Effect of dilutive securities:
  Minority interest in income of consolidated
  subsidiary trust                                                        -                   -                   -
                                                          -----------------------------------------------------------

Numerator for diluted loss per share--loss
  available to common shareholders after assumed
  Conversions                                                     $(297,206)          $(233,264)           $(50,042)
                                                          ===================== =================== ===================

Denominator
Denominator for basic loss per share--
  weighted average shares                                            36,326              35,068              37,293

Effect of dilutive securities:
  Convertible Trust Originated Preferred Securities                       -                   -                   -
  Employee stock options                                                  -                   -                   -
                                                          -----------------------------------------------------------

Dilutive potential common shares                                          -                   -                   -
                                                          -----------------------------------------------------------

Denominator for diluted loss per
  share--adjusted weighted-average shares and
  assumed conversions                                                36,326              35,068              37,293
                                                          ===========================================================

Loss per common share:
  Basic                                                           $   (8.18)          $   (6.65)           $  (1.34)
                                                          ===========================================================

  Diluted                                                         $   (8.18)          $   (6.65)           $  (1.34)
                                                          ===========================================================

For additional disclosures regarding the Convertible Trust Originated Preferred Securities and employee stock options, see Notes P and S, respectively.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note I -Comprehensive Income

The components of comprehensive income (loss) for each of the years ended December 31, are as follows (in thousands):


                                                                         2000           1999          1998
                                                                     -------------------------------------------
Net loss                                                             $(297,206)     $(233,264)      $(50,042)
Other comprehensive income (loss):
  Net unrealized gains (losses)                                         23,922        (70,282)         9,965
  Deferred taxes related to net unrealized (gains) losses               (8,373)        25,030         (3,568)
                                                                     -------------------------------------------
Total other comprehensive income (loss)                                 15,549        (45,252)         6,397
                                                                     -------------------------------------------
Total comprehensive loss                                             $(281,657)     $(278,516)      $(43,645)
                                                                     ===========================================

The reclassification adjustments for realized capital gains and losses previously included in accumulated other comprehensive income and related deferred tax expense were $15,581,000 and $5,453,000, respectively for 2000, $8,846,000 and $3,096,000, respectively, for 1999 and $2,157,000 and $755,000, respectively, for 1998.

The components of accumulated other comprehensive income for each years ended December 31, are as follows (in thousands):

                                                                        2000             1999
                                                                   -------------------------------

           Net unrealized losses                                      $(4,131)         $(29,182)
           Deferred federal income taxes                                1,063            10,565
                                                                   -------------------------------
           Total accumulated other comprehensive income               $(3,068)         $(18,617)
                                                                   ===============================


Note J--Investments

The major categories of total net investment income are summarized as follows (in thousands):

                                                                 2000                 1999                 1998
                                                            -------------------------------------------------------

      Interest, dividends and equity in earnings:
        Fixed maturity securities                              $ 50,197             $ 75,960             $ 74,127
        Equity securities                                         2,871                5,061                1,646
        Limited investment partnerships                           1,800                1,621                  838
        Equity investees                                          1,952                1,571                1,805
        Short-term and other investments                          8,577                6,565                6,652
      Interest expense - retroactive reinsurance                 (8,474)
      Interest expense - reinsurance funds withheld              (8,858)             (10,337)             (10,017)
                                                            -------------------------------------------------------
        Net investment income before expenses                    48,065               80,441               75,051
      Less investment expenses                                    2,231                2,819                1,523
                                                            -------------------------------------------------------
        Net investment income                                    45,834               77,622               73,528

      Net realized capital gains (losses):
        Fixed maturity securities                                (8,322)                (388)               3,958
        Equity securities                                        (5,589)               6,503                3,009
        Sale of subsidiaries and affiliates                         554                    -                    -
        Other                                                     1,716               (3,002)              (3,957)
                                                            -------------------------------------------------------
      Total net realized capital gains (losses)                 (11,641)               3,113                3,010
                                                            -------------------------------------------------------
     Total net investment income                               $ 34,193             $ 80,735             $ 76,538
                                                            =======================================================


                 Frontier Insurance Group, Inc. and Subsidiaries

Note J--Investments (continued)

Gross realized capital gains on sales of available-for-sale securities in 2000, 1999 and 1998 were $14,263,000, $9,761,000, and $7,947,000, respectively. Gross realized capital losses on sales of available-for-sale securities in 2000, 1999 and 1998 were $(26,010,000), $2,851,000 and $1,643,000, respectively.

The change in net unrealized gains (losses) on fixed-maturity securities was $(4,026,000), $(69,438,000) and $6,945,000 in 2000, 1999 and 1998, respectively;
the corresponding amounts on equity securities were $(948,000), $(9,385,000) and $4,330,000, respectively.

At December 31, 2000, bonds and notes with an amortized cost of $52,109,000 were on deposit with various regulatory authorities to meet statutory requirements. Also, in connection with the Clarendon cut-through agreement, at December 31, 2000 and 1999, investments with a carrying value of approximately $205,318,000 and $50,000,000, respectively are held in a trust account as collateral for the Company's obligation under the agreement. At December 31, 1999, the Company also provided a letter of credit in the amount of and $35,000,000, in favor of Clarendon as additional collateral.

Investments in available-for-sale securities are summarized as follows (in thousands):

                                                                                      Gross          Gross
                                                                                   Unrealized      Unrealized       Fair
                                                                      Cost            Gains          Losses        Value
                                                                  --------------------------------------------------------
    At December 31, 2000 Fixed maturity securities:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies               $   87,224        $  1,237       $    501    $   87,960
        Obligations of states and political subdivisions              15,707             296             36        15,967
        Corporate securities                                         171,986           1,934          6,954       166,966
        Mortgage-backed securities                                   162,210           1,648          6,090       157,768
                                                                  --------------------------------------------------------
    Total fixed maturity securities                                  437,127           5,115         13,581       428,661
    Equity securities                                                 39,541             119            531        39,129
                                                                  --------------------------------------------------------
                Total                                             $  476,668        $  5,234       $ 14,112    $  467,790
                                                                  ========================================================

     At December 31, 1999 Fixed maturity securities:
         U.S. Treasury securities and obligations of
           U.S. government corporations and agencies              $  137,407        $    181        $ 4,628       $132,960
         Obligations of states and political subdivisions            250,483           1,532          6,077        245,938
         Corporate securities                                        431,801           2,671         20,507        413,965
         Mortgage-backed securities                                  378,257             733         10,198        368,792
                                                                  --------------------------------------------------------
     Total fixed maturity securities                               1,197,948           5,117         41,410      1,161,655
     Equity securities                                                81,742           7,130          9,160         79,712
                                                                  --------------------------------------------------------
                 Total                                            $1,279,690       $  12,247        $50,570     $1,241,367
                                                                  ========================================================

                 Frontier Insurance Group, Inc. and Subsidiaries

Note J--Investments (continued)

At December 31, 2000, the amortized cost and fair value of fixed maturity securities, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized                 Fair
                                                               Cost                   Value
                                                            ---------------------------------
                Due in one year or less                      $ 40,157                $ 40,325
                Due after one year to five years              104,916                 104,301
                Due after five years to ten years              56,933                  55,698
                Due after ten years                            73,018                  70,569
                Mortgage-backed securities                    162,210                 157,768
                                                            ----------------------------------
                  Total                                      $437,234                $428,661
                                                            ==================================


At December 31, 2000 and 1999, the cost of the Company's investments in limited partnerships was $30,307,000 and $32,266,000, respectively. At December 31, 2000, the Company had unfunded commitments to certain individual partnerships of approximately $4,000,000 to be funded over the next four years. There is no ready market for limited partnership investments. Additionally, terms of the investments typically restrict the Company's ability to withdraw or redeem their investments.

At December 31, 2000 and 1999, the cost of the Company's investments in equity investees was approximately $18,541,000 and $18,098,000, respectively. At December 31, 2000 and 1999, the Company's investments in equity investees included a 25% interest in American Country Holdings, Inc. ("American Country"). The carrying value of America Country at December 31, 2000 and 1999 was approximately $9,713,000 and $9,600,000, respectively. Investments in equity investees have reduced liquidity characteristics.

Note K--Income Taxes

The components of federal income tax expense (benefit) are as follows (in thousands):

                                                              2000                1999                1998
                                                           ---------------------------------------------------
     Federal income tax expense(benefit):
         Current                                             $  327             $(2,409)            $(17,862)
         Deferred                                             1,656              60,432              (23,714)
                                                           ---------------------------------------------------
     Total federal income tax expense (benefit)              $1,983             $58,023             $(41,576)
                                                           ===================================================

                 Frontier Insurance Group, Inc. and Subsidiaries

Note K -Income Taxes (continued)

A reconciliation of federal income tax, based on the prevailing corporate income tax rate of 35%, to the federal income tax expense (benefit) reflected in the accompanying financial statements is as follows (in thousands):

                                                                    2000                  1999                 1998
                                                                --------------------------------------------------------
Tax rate applied to pre-tax loss                                $(103,261)            $ (60,962)            $ (31,806)
Add (deduct) tax effect of:
         Valuation allowance for deferred tax assets               79,551               123,638                  --
         Guarantees and allowances                                 14,218                  --                    --
         Tax-exempt interest income                                (1,150)               (4,806)               (4,709)
         Proceeds from COLI death benefits                           --                    --                  (1,750)
         Goodwill                                                   5,716                 1,656                   588
         Dividends received deduction                                (691)                 (594)                 (809)
         State income taxes                                           (64)                 (404)                 (260)
         Other                                                      7,664                  (505)               (2,830)
                                                                --------------------------------------------------------
         Federal income tax expense (benefit)                   $   1,983             $  58,023             $ (41,576)
                                                                =========================================================


Significant components of the Company's deferred federal income tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                   2000                  1999
                                                                                -------------------------------
Deferred federal income tax assets:
    Reserve discounting, including salvage and subrogation                      $  42,292             $  29,534
    Unearned premium reserve                                                        8,466                44,344
    Net operating loss carryforward                                               111,584               115,726
    Alternative minimum tax credit                                                  1,397                 1,397
    Deferred gain on reinsurance                                                   29,164                  --
    Capital loss carryforward                                                       4,721                  --
    Fixed assets                                                                    1,879                  --
    Net unrealized losses                                                           1,063                10,565
    Allowance for doubtful accounts                                                12,294                 4,645
    Start-up costs                                                                   --                   1,436
    Goodwill                                                                        2,191                 4,215
    Other                                                                            --                   2,655
                                                                                -------------------------------
  Total deferred federal income tax assets                                        215,051               214,517

Deferred federal income tax liabilities:

    Deferred policy acquisition costs                                              10,941                75,396
    Net unrealized gains                                                                9                  --
    Other                                                                             912                 4,918
                                                                                -------------------------------
    Total deferred federal income tax liabilities                                  11,862                80,314
                                                                                -------------------------------
    Net deferred federal income tax asset before valuation allowance              203,189               134,203
                                                                                -------------------------------
    Valuation allowance                                                          (203,189)             (123,638)
                                                                                -------------------------------
    Net deferred federal income tax asset after valuation allowance             $       0             $  10,565
                                                                                ===============================


                 Frontier Insurance Group, Inc. and Subsidiaries

Note K -Income Taxes (continued)

During 2000 and 1999, the Company established valuation allowances of approximately $203,189,000 and $123,638,000, respectively, related to its net deferred tax asset. Based on the results of operations, management does not currently believe that it is more likely than not that these tax benefits will be realized in the near future. The remaining deferred tax asset of approximately $10,565,000 at December 31, 1999 related to unrealized losses on investments, for which management, at the time, believed it was more likely than not that the Company would be able to realize the related tax benefits in the future due to available tax planning strategies.

As of December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $265,000,000 of which approximately $91,000,000 expires in 2018, $159,000,000 expires in 2019 and $15,000,000 expires in 2020. Additionally, as of December 31, 2000, the Company has a net capital loss carryforward of approximately $13,000,000 which expires in 2005.

Federal income tax refunds amounted to $252,000, $26,593,000 and $1,401,000 in 2000, 1999 and 1998, respectively.

State income taxes represent the amount of current state income taxes incurred.

Note L--Unpaid Losses and Loss Adjustment Expenses

The liabilities for unpaid losses and LAE are estimated by management utilizing actuarial methods and procedures that they believe are reasonable. These estimates are subject to a significant degree of inherent variability. The variability is, in part, based on the inherent risks in the lines of business written and the relative size of the lines of business. In particular, the medical malpractice, other liability and surety lines of business are characterized by relatively low frequency and high severity of claims. Modest changes in frequency and/or severity assumptions used in the reserving estimation process may result in significant reserve changes. Further, the actual settlement amount of a claim is dependent upon a number of factors outside the control or influence of the Company such as new legal precedents, law changes or interpretation of regulations. Additionally, as described in Notes A and W, the parent holding company is highly leveraged and has liquidity issues with limited financial flexibility and the Company's insurance subsidiaries have experienced weakened financial condition. These conditions are expected to further impact the operations of the Company and its insurance subsidiaries. The impact that future changes in the Company's operations resulting from these matters will have on the assumptions used in the determination of the liability for losses and LAE at December 31, 2000 cannot be determined. However, these matters create additional variability in these estimates. Accordingly, it is possible that the Company's actual incurred loss and LAE will not conform to the assumptions inherent in the determination of the reserves. Such variances may be material to the Company's financial statements. Adjustments, to the extent they occur, are reported in the period recognized.

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

                 Frontier Insurance Group, Inc. and Subsidiaries

           Notes to the Consolidated Financial Statements (continued)

Note L--Unpaid Losses and Loss Adjustment Expenses (continued)

The Company has written insurance on accounts which have hazardous, unique or unusual risk characteristics. These liability policies generally exclude absolute pollution coverage, except for policies providing pollution liability coverage to contractors involved in the remediation of pre-existing pollution. The Company believes that such risks do not represent a material exposure related to environmental pollution claims but there can be no assurance of the Company's continued protection in view of the expansion of liability for environmental claims in recent litigation in the insurance industry.

The Company's property and casualty subsidiaries have exposure to insured losses caused by hurricanes, windstorms and similar catastrophic events, primarily in Florida and North Carolina, and has earthquake exposure limited to California. A continuous assessment of the catastrophic exposures is made to ensure that liabilities associated with the events can be minimized. During 1999, the Company incurred losses of approximately $4,000,000 due to catastrophe losses related to Hurricane Floyd. No significant losses were incurred during 2000 or 1998 as a result of other catastrophic events.

During 1999, the Company issued performance and payment surety bonds covering obligations arising from three separate and unrelated one-time entertainment events scheduled to occur in the fourth quarter of 1999. None of the events occurred as planned and, as such, the obligees have made demands for payment under the surety bonds. During 1999, the Company incurred approximately $38,500,000 in loss expense on these bonds and included such amounts in the liability for losses. At December 31, 2000, approximately $18,400,000 remains in liability for losses for these bonds.

As discussed in Notes B and N, during 2000, the Company entered into a retroactive reinsurance agreement with National Indemnity. The following disclosures exclude the effects of the retroactive reinsurance agreement.

The liabilities for unpaid losses and LAE, net of related reinsurance recoverables as of December 31, 2000 and 1999 are set forth below (in thousands).


                                                                    2000                    1999
                                                                --------------------------------------
Property and casualty
     Liability for unpaid losses and LAE                         $ 1,388,820             $ 1,294,545
     Reinsurance recoverable on unpaid losses and LAE               (486,091)               (465,622)
                                                                --------------------------------------
Net property and casualty reserves                                   902,729                 828,923
Credit life, net of reinsurance                                         --                    10,754
                                                                --------------------------------------
Total net reserves                                               $   902,729             $   839,677
                                                                =======================================

Incurred losses and LAE for each of the years ended December 31, 2000, 1999 and 1998, excluding amortization of deferred gain on retroactive reinsurance agreement, are as follows (in thousands):


                                                                         2000                1999               1998
                                                                     ----------------------------------------------------
Property and casualty
     Gross losses and LAE                                              $716,182            $757,026            $723,664
     Reduction for effect of reinsurance                                165,449             231,968             291,749
                                                                     ----------------------------------------------------
Net property and casualty incurred                                      550,733             525,058             431,915
Credit life, net of reinsurance                                            --                14,320              10,938
                                                                     ----------------------------------------------------
Net incurred losses and LAE, excluding retroactive reinsurance         $550,733            $539,378            $442,853
                                                                     ====================================================

                 Frontier Insurance Group, Inc. and Subsidiaries

Note L--Unpaid Losses and Loss Adjustment Expenses (continued)

The following table sets forth a reconciliation of the beginning and ending property and casualty loss and LAE reserve balances, net of reinsurance ceded, for each of the three years in the period ended December 31, 2000 (in thousands):

                                                                  2000                  1999                1998
                                                             --------------------------------------------------------
Net reserves for losses and LAE, beginning of  year            $ 828,923             $ 632,850            $ 483,539

Incurred losses and LAE for claims relating to:
     Current year                                                393,861               436,197              297,400
     Prior years                                                 156,872                88,861              134,515
                                                             --------------------------------------------------------
Total                                                            550,733               525,058              431,915

Loss and LAE payments for claims relating to:
     Current year                                                 84,287               109,480               66,070
     Prior years                                                 378,263               219,505              216,534
                                                             --------------------------------------------------------
Total                                                            462,550               328,985              282,604

Reserves of subsidiaries sold                                    (14,377)                 --                   --
                                                             --------------------------------------------------------

     Net reserves for losses and LAE, end of year              $ 902,729             $ 828,923            $ 632,850
                                                             ========================================================


During 2000, 1999 and 1998, the Company reported incurred losses and LAE relating to prior years (change in the previously estimated liability for losses and LAE) of $156,872,000, $88,861,000 and $134,515,000, respectively.
Management's assessment of the significant conditions and events which resulted in these changes in estimates is as follows.

Prior to 1995, the Company's principal market for medical malpractice business was New York State, a market in which insurance rates are generally set by the Department of Insurance and for which the Company had historically experienced favorable underwriting results. Coverage provided in New York was generally limited to individual physicians associated with specific medical associations, universities or teaching hospitals which provided the physicians with medical malpractice insurance, thus limiting the Company's exposure to the physicians' part-time practices. Further contributing to the Company's historically favorable experience in New York was the effective utilization of in-house defense counsel experienced in New York medical malpractice litigation. However, beginning in 1995, the Company began to expand its medical malpractice writings in certain states with rate setting structures and legal environments much different from New York. At the same time, the Company also began offering coverages to individual physicians who were not associated with the aforementioned types of institutions, thus increasing the Company's exposure. The rates charged by the Company in these new markets, most notably for individual physicians located in Ohio, Illinois, Texas, and Michigan, ultimately proved to be insufficient to cover the risks assumed.

During 1998, the Company's interim actuarial analyses indicated potential adverse development in the medical malpractice line of business. However, the results were subject to considerable uncertainty due to several conflicting trends related to the claim settlement process. These conflicting trends included an increasing ratio of closed claims to reported claims, an acceleration of indemnity and loss adjustment payments and an increase in average case reserve per open claim. The actuarial technique of estimating ultimate losses and LAE based on historical experience becomes more difficult, and the results more uncertain, when changes in claim settlement practices occur and create significant instability in loss and LAE development patterns. Other factors contributing to the uncertainties were the inclusion of Phen-Fen claims in the underlying loss data, changes in

                 Frontier Insurance Group, Inc. and Subsidiaries

Note L--Unpaid Losses and Loss Adjustment Expenses (continued)

allocation methods for LAE, changes in the loss adjustment settlement practices (e.g., increased utilization of in-house counsel) and fluctuations in claim closing patterns due to various changes in claim department practices (e.g., settlement of larger claims more quickly when clear liability exists).

To address these uncertainties, the Company, with the assistance of its independent actuaries, expanded its detailed analysis of the adequacy of its loss and LAE reserves to include additional analysis of its business segregated by state and coverage and a study of its claim settlement practices. This study included a review of case reserve redundancies, large claim settlements and estimates of future legal malpractice expenses. In addition, the expanded analysis continued to refine the Company's statistical capabilities in the accumulation, stratification and analysis of loss experience.

The results of the expanded actuarial analysis, which was completed during the fourth quarter of 1998, provided the Company with greater insight as to the operating results of the medical malpractice line of business by state and the overall impact of the numerous changes in the claim department and related settlement practices. Specifically, the Company determined that case reserves were not as adequate as initially estimated and claim severity on older claims was higher than initially estimated. The results of this analysis were directly attributable to the differences in the business written in states other than New York for which the historical experience available to, and used by, the Company to project the estimated ultimate losses proved to be insufficient for this purpose. Further contributing to the results noted in the expanded analysis was significant adverse development experienced during the third and fourth quarters of 1998. The results of the above indicated the need for a $155,000,000 reserve charge which the Company recorded during the fourth quarter of 1998 and was the primary reason for the net $136,000,000 increase in prior years' reserve.

During the second quarter of 1999, the Company's reserve analysis indicated potential additional adverse development, principally in its medical malpractice and general liability lines of business. However, the indicated potential adverse development was accompanied by certain contradictory trends related to the Company's claim settlement processes, the effects of which could not be quantified at that time. The Company determined that additional analysis during the third quarter, beyond the customary analysis performed at interim periods, was required for the following reasons: the indicated adverse development was based on only six months of actual experience in 1999; the Company had just completed a very extensive actuarial analysis resulting in the $155,000,000 reserve charge in the fourth quarter of 1998; and other analyses included positive trends. Specifically, while the Company was experiencing a significant increase in savings on claims closed during 1999 it was also experiencing continued growth in its case reserves for prior year medical malpractice claims. Changes in trends such as these, along with the impact on the actuarial analysis from other changes in business mix and claim department practices, create significant challenges in the actuarial estimation process.

The Company expanded its customary interim reserve analysis during the third quarter of 1999, including an in-depth study of its claim department practices, to resolve and better understand the contradictory results and resulting uncertainty in reserve adequacy. The results of this in-depth study of claim department practices indicated that case reserves were not as adequate as initially estimated and that certain changes within the claim department were not having the anticipated effect of decreasing LAE as anticipated. Accordingly, as a result of the expanded reserve review and related claims study completed during the third quarter, the Company increased its loss and LAE reserves by approximately $136,000,000 at September 31, 1999. This increase related primarily to adverse loss and LAE development in the Company's medical malpractice, general liability, and commercial auto lines of business which amounted to approximately $81,000,000, $43,000,000, and $11,000,000 respectively.

During 1998 and early 1999, the Company initiated various actions to improve the profitability of its individual physician medical malpractice business, including exiting certain classes, terminating agents, reunderwriting its existing book of business, and implementing significant rate increases. While these actions have shown some success with regards to business written in 1999, the effects have emerged more slowly than anticipated. Consequently prior years' medical malpractice loss and LAE reserves continued to display adverse development during 1999 with a substantial portion of the $81,000,000 increase in

                 Frontier Insurance Group, Inc. and Subsidiaries

Note L--Unpaid Losses and Loss Adjustment Expenses (continued)

medical malpractice reserves related to prior accident years.

Regarding the $43,000,000 increase in reserves for general liability recorded in the third quarter of 1999, approximately $34,000,000 related to higher than expected costs in the adjustment of the underlying claims, $19,000,000 of which was associated with claims incurred prior to 1999. The higher than expected LAE were due to changes made by management to enhance the Company's claims settlement processes that were less effective than expected. The remaining $9,000,000 increase was due primarily to the effects of settling claims incurred in prior years for amounts that were more than expected.

The majority of the $11,000,000 increase in reserves for commercial auto during the third quarter related to the effects of higher than expected claim frequency on a short-term auto rental program introduced during the first quarter of 1999.

The $136,000,000 reserve charge during the third quarter of 1999 was the primary reason for the approximate $88,900,000 increase in prior years' reserves on a year-to-date basis. The increases in the prior year reserves for medical malpractice, general liability and commercial auto during the third quarter were partially offset by approximately $10,000,000 and $7,000,000 in favorable development during the year related to Western's medical malpractice reserves and United Capitol's general liability reserves, respectively.

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

The approximate $7,000,000 reduction in United Capitol's general liability reserves during the year was primarily related to general liability coverages for asbestos abatement contractors for accident years prior to 1998. This reduction reflects the effects of reported claims for those years being significantly less than expected.

During the fourth quarter of 1999, the Company continued to refine its actuarial reserving techniques with regards to estimating unallocated loss adjustment expenses ("ULAE"). This resulted in a decrease of approximately $10,000,000 in ULAE reserves for prior years with a corresponding increase of approximately the same amount for 1999.

In the third and fourth quarters of 2000, the Company's underwriting results reflected increased loss and LAE ratios in year 2000 business and experienced continued deterioration in business written in 1999 and prior. The $156,872,000 of adverse development for the year resulted from all lines of business.

Adverse loss and LAE development of $16,602,000 recorded in the Professional Liability Division related primarily to losses incurred by Western Indemnity. These charges included approximately $14,000,000 medical practice, both direct and assumed, and workers' compensation business written by Western prior to 1999. Included in medical malpractice adverse development is the impact of unanticipated losses paid by Western in the fourth quarter of 2000 relating to older reinsurance assumed treaties.

The adverse loss and LAE development of $58,777,000 recorded in the Specialty Division related to deterioration in its commercial auto liability and general liability programs. During 2000, the commercial auto liability reserves were increased approximately $25,000,000 primarily due to three discontinued programs, which included a short-term auto rental program, an ambulette program and a truckers. Program. Additionally, general liability reserves increased by approximately $30,000,000. Approximately $15,000,000 of this increase was due to deterioration related to discontinued programs for large crane operators, landlords of low and moderate-income housing and a worker's compensation program written in Califormia. Also

                 Frontier Insurance Group, Inc. and Subsidiaries

Note L--Unpaid Losses and Loss Adjustment Expenses (continued)

contributing to this increase was a program for municipalities in New Jersey. The remainder of this increase related to a variety of programs, none of which were individually significant.

During 2000, the Surety Division recorded charges related to a plugging and abandonment bond loss and a self-insured worker's compensation bond losses of approximately $6,000,000 and $7,000,000, respectively. The remaining $19,000,000 adverse development of losses and LAE relates to fourth quarter increased frequency in small to medium sized claims.

The adverse development in losses and LAE of $26,270,000 recorded in the Environmental, Excess and Surplus Lines Division was primarily due to increased costs and frequency associated with the settlement of claims, primarily in the general liability line of business.

The adverse development in losses and LAE of $23,000,000 recorded in the Alternative Risk Division results primarily from the recission of the reinsurance agreement with Terramar Insurance Company related to inland marine and ocean marine business. The amount of such losses was approximately $19,000,000.

Of the $156,872,000 of adverse development charges recorded during 2000, approximately $95,813,000 is recoverable under the National Indemnity retroactive reinsurance treaty (see Note N of the Notes to the Consolidated Financial Statements-Reinsurance).

Litigation with the State of New York

Over the past decade, the Company has been engaged in litigation with the State of New York as to whether physician medical school faculty members at the State University of New York ("SUNY") engaged in the clinical practice of medicine at a SUNY medical school facility, corollary to such physicians' faculty activities, were within the scope of their employment by SUNY, and thereby protected against malpractice claims arising out of such activity by the State or by the Company under its medical malpractice policies insuring the SUNY physicians. As a result of favorable judicial decisions in the New York Court of Claims (the "Court of Claims") which were ultimately affirmed by the State's highest court, the Court of Appeals, the Company reported subrogation recoverables for claims previously paid and reserves established with respect to such malpractice claims of approximately $19,000,000 on December 31, 1995 and $13,000,000 on June 30, 1996.

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

In December 1999, on a procedural motion in the Court of Claims, the Court linked the 1997 adverse decision on the duty to defend litigation to the Company's right to reimbursement and ruled that the Supreme Court decision would govern the future outcome of any cases in the Court of Claims. Although the Company is continuing to seek recovery from the State in the Court of Claims, the December 1999 ruling may have a significant adverse impact on the Company's ability to recover amounts paid by the Company on behalf of SUNY physicians. As a result, at December 31, 1999 the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was reduced to approximately $1,500,000 reflecting an approximate $15,500,000 reduction from the amount recorded at December 31, 1998. This reduction is included in the net $88,900,000 increase in prior years' reserves in 1999. At December 31, 2000, the amount of subrogation recoverables recorded by the Company related to the SUNY litigation was approximately $1,000,000.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note M - Prospective Reinsurance

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

Effective January 1, 1995, the Company entered into a three year stop loss reinsurance agreement with Zurich N.A. Under the agreement, Zurich N.A. provided reinsurance protection within certain accident year and contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to net premiums earned for a given accident year for specified classes of business. The loss and LAE ratio above which the reinsurance provides coverage is 66%, 65%, and 64% for accident years 1995, 1996 and 1997, respectively. The maximum amount recoverable for an accident year is 175% of the reinsurance premium paid for the accident year, or $162,5000,000 in the aggregate for the three years. As of December 31, 1998, the Company had exceeded the aggregate limits of the agreement.

Effective January 1, 1998, the Company entered into a stop loss reinsurance agreement with Zurich N.A. for the 1998 and 1999 accident years. The new agreement included selected programs underwritten by United Capitol, Western, and additional selected core programs of Frontier and Frontier Pacific, which were not part of the original 1995-1997-reinsurance agreement. Under the terms of the new agreement, Zurich N.A. provided reinsurance protection within certain contract aggregate dollar limits for losses and LAE in excess of a predetermined ratio of these expenses to earned premiums for a given accident year for covered insurance programs.

Effective December 31, 1998, the Company and Zurich N.A. agreed to terminate this agreement as it relates to the 1999 accident year. As consideration, the Company agreed to pay Zurich N.A. a $10,000,000 termination fee, limit the aggregate treaty maximum to $85,000,000, and modify the terms to limit the period of claim cession to December 31, 1998. Accordingly, the Company will account for any future claim cessions under the treaty after December 31, 1998, retrospectively. Under the terms of the cancellation agreement, the additional premium provision of the contract was amended. Under the revised provision, if the Company's net retained loss and LAE ratio exceeds 73.5%, the Company would be required to pay Zurich N.A. an additional premium equal to 33.3% of the difference between the actual net loss and LAE ratio and 69.4%. This would result in a minimum additional premium of approximately $3,200,000 due Zurich N.A. in the event of any adverse loss and LAE development in covered lines, other than medical malpractice. No additional premium was incurred during 2000 and 1999.

Policyholders and prospective policyholders of the Company may require their risks be insured by an insurance company rated A- or higher by A.M. Best. In response to A.M. Best's downgrade of the Company, during 1999, the Company entered into "cut-through" reinsurance agreements effective December 1, 1999 with an "A" rated insurance company, Clarendon Insurance Group ("Clarendon"). This cut-through arrangement effectively provides coverage to the Company's insureds in that Clarendon will pay claims in the event of the Company's insolvency. As compensation for the cut-through contracts, Clarendon receives fees equal to 5% of the direct premium associated with the covered policies. For the years ended December 31, 2000 and 1999, the Company incurred cut-through fees of $5,555,000 and $3,297,000, respectively. Effective February 14,
2001, Clarendon ceased offering new cut-through coverage. However, the Company had substantially stopped using such cut-through arrangements in early December 2000.

Also in connection with the Clarendon cut-through agreement, at December 31, 2000 and 1999, the Company had deposited $205,318,000 and $50,000,000, respectively, into a trust account and at December 31, 1999 had provided a $35,000,000 letter of credit as security for the Company's obligations under the agreement. The Company's secured obligations to Clarendon include claims expenses incurred by Clarendon and any unpaid fees and commissions.

In connection with the retroactive reinsurance treaty described in Note N, the Company entered into a novation agreement with Zurich and National Indemnity whereby National Indemnity replaces Zurich on the existing stop loss reinsurance agreements

                 Frontier Insurance Group, Inc. and Subsidiaries

Note M - Prospective Reinsurance (continued)

between the Company and Zurich covering accident years 1995 through 1998. Under the terms of the novation, National Indemnity received $68,200,000 from Zurich and the funds withheld by the Company for the Zurich treaty were redesignated as funds withheld for National Indemnity.

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

The effect of reinsurance on premiums written and earned is as follows (in thousands):

                                2000                                 1999                              1998
                ------------------ ------------------- --------------- ----------------- --------------- -----------------
                     Written             Earned           Written           Earned          Written           Earned
                ------------------ ------------------- --------------- ----------------- --------------- -----------------
Direct            $     377,947      $      579,960     $    950,787     $   837,294      $   784,629      $   735,407
Assumed                  92,746              88,692           67,017          40,508           48,529           46,859
Ceded                  (101,814)           (173,990)        (343,003)       (306,874)        (306,153)        (289,212)
                ------------------ ------------------- --------------- ----------------- --------------- -----------------
Net premiums      $     368,879      $      494,662     $    674,801     $   570,928      $   527,005      $   493,054
                ================== =================== =============== ================= =============== =================

Amounts recoverable from individual reinsurers, including ceded losses, ceded LAE and prepaid reinsurance, with the largest balances at December 31 include (in thousands):

                              Reinsurer                                        2000                         1999
  ------------------------------------------------------------------ -------------------------- ------------------------------
  National Indemnity (excluding retroactive agreement)                      $      185,217              $          -
  Zurich N.A.                                                                            -                   186,421
  Everest Reinsurance Company                                                       71,146                    46,625
  Swiss Reinsurance America Corporation                                             26,252                    27,279

At December 31, 2000, the Company was holding as funds held $94,912,000 from National Indemnity. Accordingly, the net outstanding recoverable from National Indemnity on prospective reinsuance at that date was $90,305,000. At December 31, 1999, the Company was withholding $98,077,000 from Zurich N.A. Accordingly, the net outstanding recoverable from Zurich N.A. at that date was $88,344,000.

During 2000, the Company rescinded a reinsurance agreement with Reliance Insurance Company related to certain workers' compensation programs placed through Unicover Managers. As a result of the rescission, the Company reversed approximately $12,300,000 and $10,300,000 of previously ceded premiums written and earned, respectively. Additionally, the Company reversed approximately $4,900,000 of ceded commission income and approximately $8,100,000 of ceded incurred losses and LAE. Also, the Company received a cancellation fee of approximately $3,700,000, which is reflected in underwriting and other expenses.

Note N - Retroactive Reinsurance

On September 27, 2000, the Company entered into a retroactive reinsurance agreement with National Indemnity, relating to Frontier's net liabilities for loss and LAE (net of reinsurance recoverables) unpaid at June 30, 2000 for accident years 1999 and prior. This agreement was subsequently endorsed to provide similar retroactive reinsurance relating to Frontier Pacific's net liabilities for loss and LAE unpaid at October 1, 2000 for accident years 1999 and prior. The endorsement also expanded the

                 Frontier Insurance Group, Inc. and Subsidiaries

Note N - Retroactive Reinsurance (continued)

coverage to include unpaid net losses and LAE on all surety bonds in force at December 31, 2000, excluding bail and appearance bond business, for both Frontier and Frontier Pacific. Certain of the surety bonds are noncancellable and continuous in nature and will generate additional future premiums. Such premiums will be ceded to National Indemnity as received and will be accounted for as prospective reinsurance.

The retroactive reinsurance coverage has an aggregate coverage limit of $858,554,000. At December 31, 2000, estimates of ultimate amounts expected to be recovered pursuant to the agreement as amended are $673,156,000. Of that amount, $136,039,000 has been recovered through December 31, 2000. Accordingly, retroactive reinsurance receivable from National Indemnity is $537,117,000 at December 31, 2000. The excess of estimated net losses expected to be recovered over consideration amounted to $95,813,000 and is amortized to income in proportion to amounts recovered pursuant to the agreement as compared to total amounts expected to be recovered. Accordingly, at December 31, 2000 the Company has recorded a deferred gain of $83,324,000 and during 2000 recorded a reduction of incurred losses and LAE of $12,489,000 for the amortization of deferred gain on the retroactive reinsurance during the period.

The Company incurred interest expense of $8,474,000 during 2000 on balances payable to National Indemnity pursuant to this agreement. These amounts are netted against investment income in the consolidated statement of operations. At December 31, 2000, amounts payable to National Indemnity of pursuant to this agreement totaled $68,269,000 are included in other liabilities.

Note O--Credit Facility

In June 1997, the Company entered into a five year, $100,000,000 revolving loan credit facility with a group of five banks, the head of which is Deutsche Bank AG, New York Branch ("Deutsche Bank"). Subsequent amendments entered into during 1998 and 1999 increased the credit facility to $175,000,000 and extended its maturity to June 2003. At December 31, 1999, the principal balance outstanding amounted to $142,800,000. During 2000, the Company repaid $75,000,000 of the outstanding line of credit from the net proceeds of the Lyndon sale. Accordingly, the principal balance outstanding at December 31, 2000 amounted to $67,800,000. Additionally, loan terms were amended during 2000 such that the total loan commitment under the loan credit facility was changed to $67,800,000 and the maturity date of the credit facility was changed to December 31, 2002.

Amounts borrowed under the credit facility are subject to LIBOR-based interest rates that ranged from 7.2% to 10.5% during 2000. During 2000, 1999, and 1998 the Company included in underwriting and other expenses, interest expense and commitment fees related to the credit facility of $7,557,000, $7,308,000 and $699,000, respectively.

Under the provisions of the credit facility, the Company is required to maintain minimum debt-to-equity, interest coverage and net written premiums to statutory surplus ratios. At December 31, 2000 and 1999, the Company violated certain credit facility loan covenants and failed to pay the interest payment due December 28, 2000. In addition, the Company expects that it will continue to violate certain loan covenants during 2001.

The Company and Deutsche Bank have signed a pledge agreement whereby the Company collateralized the credit facility by providing a first priority security interest in the capital stock of Frontier, Western and its ownership interests in certain non-insurance subsidiaries. The noncompliance permits the lenders to accelerate repayment of amounts borrowed and exercise their rights with respect to the stock and ownership interests pledged as collateral. On March 15, 2001, the Company received notification that repayment of all amounts borrowed was being accelerated (See Note W). The Company is currently in discussion with the Deutsche Bank regarding alternatives for the restructuring and repayment of its debt.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note P - Guaranteed Preferred Beneficial Interest in Company's Convertible
         Subordinated Debentures

In October 1996, the Company completed a $172,500,000 offering of 3,450,000 shares of 6 1/4% Convertible Trust Originated Preferred Securities ("TOPrS") through its wholly-owned consolidated subsidiary, Frontier Financing Trust, a statutory business trust formed by the Company for the sole purpose of issuing the TOPrS and investing the proceeds thereof in an equivalent amount of 6 1/4% Convertible Subordinated Debentures (the "Debentures") of the Company which mature on October 16, 2026. Under the terms of the offering, the Company is subject to certain financial and nonfinancial covenants. The initial purchasers' discount of $4,744,000 was deducted from the proceeds of the offering. The Company also incurred $1,032,000 of additional offering costs in connection with this transaction, resulting in net proceeds of $166,724,000 to the Company. The total offering costs have been capitalized and are being amortized on a straight-line basis over a 30-year period in conjunction with the maturity date of the Debentures. The TOPrS are carried on the balance sheet net of the unamortized offering costs, which, at December 31, 2000 and 1999, amounted to approximately $3,702,000 and $5,155,000, respectively.

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

During 2000, the Company issued 8,114,700 shares of its Common Stock in exchange for 859,400 TOPrS, which included approximately $1,767,000 in deferred interest payments, in a series of privately negotiated transactions.
Following the exchanges, the acquired TOPrS were cancelled, together with $42,970,000 in principal amount of the related convertible debentures issued by the Company. The fair value of the Common Stock issued to TOPrS holders was approximately $4,115,000 and the carrying value of the TOPrS (and related convertible debentures) cancelled, net of unamortized offering costs of approximately $1,453,000, was approximately $41,517,000.

Holders of the TOPrS are entitled to receive cumulative cash distributions at an annual rate of 6 1/4% of the liquidation amount of $50 per share, accruing from the date of original issuance and payable quarterly in arrears. Such distributions are made from interest received on the Debentures, which have terms that parallel the terms of the TOPrS. During 2000, 1999, and 1998, the Company recorded interest expense net of amortization of offering costs totaling $9,785,000, $10,974,000, and $10,966,000, respectively, related to the TOPrS.
Additionally, as a result of the exchanges during 2000, the Company recognized a non-cash inducement charge of approximately $2,583,989, representing the fair value of the shares of Common Stock issued in excess of the contractual conversion rate of $2.3461 shares per TOPrS, net of the deferred interest and related unamortized offering costs. Such expenses are reported as "minority interest in income of consolidated subsidiary trust".

The Company has the right to defer interest payments on the Debentures at any time by extending the interest payment date for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures. The Company has deferred its second, third and fourth quarter 2000 interest payments. The deferred interest payment amounts plus accrued interest thereon must be paid in cash to holders of the TOPrS at the end of the deferral period. At December 31, 2000, interest accrued for deferred TOPrS amounted to $8,055,000.

Note Q--Related Party Transactions

In 1995, the Company and R. Spencer Douglass III ("Douglass") formed Douglass Frontier LLC ("Douglass/Frontier"). Douglass/Frontier performs management and related administrative services for managing general insurance agencies for insurers writing bail and immigration bonds. The Company and Douglass, share equally in the profits of Douglass/Frontier.

Also in 1995, the Company entered into a General Agency Agreement with Douglass. Pursuant to the terms of the agreement,

                 Frontier Insurance Group, Inc. and Subsidiaries

Note Q--Related Party Transactions (continued)

Douglass is authorized to act on behalf of the Company to initiate, receive, accept and transact business for surety bail bonds in each State in which the Company is licensed. Under the terms of the agreement, all of the Company's bail business is produced through Douglass. Also in 1995, Douglass and Douglass/Frontier entered into a Management and Administrative Services Agreement. Under the Agreement, Douglass/Frontier provides and performs certain management and administrative services required of Douglass under the General Agency Agreement. Ultimate responsibility and control for all such services resides with Douglass.

In exchange for the provision of management and administrative services, all monies payable to Douglass for his services under the General Agency Agreement, including payments or distributions from contingent commission accounts are retained by or paid to Douglass/Frontier. In 2000, 1999 and 1998, premiums written through Douglass and retained by or paid to Douglass/Frontier pursuant to the Management and Services Agreement amounted to approximately $1,054,000, $1,077,000 and $1,054,000, respectively. Balances due the Company from Douglass Frontier LLC at December 31, 2000 and 1999 amounted to $128,000 and $147,000.

At December 31, 2000 and 1999, the Company guarantees Douglass/Frontier's $7,100,000 obligation pursuant to a bank loan and a $2,200,000 personal obligation of Douglass.

During 1999, the Company and Douglass formed, Bond America LLC ("Bond America"). As with Douglass/Frontier, Bond America performs management and related administrative services for managing general insurance agencies for insurers writing bail and immigration bonds. In addition, Bond America engages in the business of writing and placing surety bail bonds in states where it is legally permissible for a limited liability company to obtain the requisite licenses and approvals. The Company and Douglass own an 80% and 20% interest, respectively, in Bond America. Also in 1999, Douglass and Bond America entered into a Management and Administrative Services Agreement materially identical in terms to the Agreement between Douglass and Douglass Frontier. In 2000 and 1999, premiums written through Douglass and paid to Bond America pursuant to the Management and Administrative Services Agreement amounted to approximately $xxxxxxxxx and $335,000, respectively.

All of the Company's homeowner's multi-peril business was produced by Tower Hill Insurance Group ("Tower Hill"), a managing general agency specializing in such business, whose principal owner held a 6% interest in Regency, prior to Regency's sale effective June 1, 2000. Effective June 1, 2000, the managing general agency agreement was terminated.

During 2000, 1999, and 1998, direct premiums written through Tower Hill were approximately $25,088,571, $44,718,000 and $27,972,000, respectively, and the related commissions paid to Tower Hill were $11,247,680, $12,171,000 and $7,622,000, respectively. The premium balances due the Company at December 31, 2000 and 1999, were $115,217 and $6,276,000, respectively.

The Company owns a 50% interest in Ward Insurance Services ("Ward"), a personal auto line producer. During 2000 and 1999, total premiums produced by Ward for the Company were $14,305,106 and $6,373,000, respectively, and the related commissions paid to Ward were $2,771,970 and $2,363,000, respectively. At December 31, 2000 and 1999, premium balances due the Company amounted to $7,057,230 and $2,702,000, respectively.

During 1999, the Company and Paul Ward, who owns the other 50% of Ward, formed a limited liability company, Award Insurance Services LLC ("Award") in which the Company and Paul Ward have ownership interest of 80% and 20%, respectively. Award is a personal lines agency specializing in nonstandard automobile coverages primarily in North Carolina, Texas and Colorado. During 2000 and 1999, total premiums produced by Award for the Company were $2,023,870 and $3,850,000 and the related commissions paid Award amounted to $404,774 and $435,000, respectively.

At December 31, 1999, the Company owned a 50% interest in Terramar Insurance Agency (the "Agency") and a 19.9% interest in Terramar Insurance Company ("Terramar"). Business produced through the Agency was underwritten by the

                 Frontier Insurance Group, Inc. and Subsidiaries

Note Q--Related Party Transactions (continued)

Company's insurance subsidiaries, a portion of which was ceded to Terramar. During 1998, Terramar issued a 6% $1,500,000 note which was payable to the Company with a scheduled maturity of October 31, 2000. During December 2000, the Company and Terramar commuted the Terramar reinsurance agreement retroactive to its inception in 1997. Accordingly, premiums ceded totaling $12,179,000 and ceded incurred losses and LAE totaling $19,300,000 were reversed during 2000. Concurrently, the Company's interest in the Agency and Terramar were sold for nominal amounts to those entities. Additionally, the $1,500,000 note receivable was paid in full. During 1999 and 1998, premiums produced by the Agency were $22,305,000 and $18,277,000 and commissions paid to the Agency were $4,950,000 and $6,054,000, respectively. Premium balances payable to the Company at December 31, 1999 were $11,504,000.

Metro Partners, Inc.

During 1998, the Company purchased 180 shares of Metro Partners, Inc. ("Metro Partners") for $600,000, representing a 30% interest in Metro Partners, and loaned Metro Partners $1,000,000. Metro Partners, which provides administrative services to insurance agents and brokers, was organized in 1998 by Douglas C. Moat, an executive officer and director of the Company, and Peter L. Rhulen, a director of the Company, both of whom were directors of Metro Partners and beneficial owners of common stock of Metro Partners.

In April 1999, the Company purchased an additional 180 shares of Metro Partners, representing a 30% interest in Metro Partners, from Rhulen for $210,000. Accordingly, the Company's ownership interest in Metro Partners at December 31, 1999 was 60%. The Company also loaned Metro Partners an additional $1,400,000 during 1999 at interest rates ranging from 8.75% to 9.25%, bringing the total loans outstanding by the Company to Metro Partners at December 31, 1999 to $2,400,000, including accrued interest. In addition to its common stock ownership, at December 31, 1999, the Company held 100 shares of Metro Partners preferred stock valued at $500,000. During 1999, the Company also provided an outstanding letter of credit of $250,000 to Metro Partners' landlord as collateral for Metro Partners' leasehold obligations.

In January 2000, the Company purchased Emmes Holdings, a holding company which owned 30% of Metro Partners for approximately $97,000, thus increasing the Company's ownership in Metro Partners to 90%. As part of this transaction, Moat surrendered his ownership interest without consideration. Moat owned 27.5% of Emmes Holdings. The purchase price for the additional 30% interest exceeded the related net tangible assets by approximately $750,000, which amount was immediately written off and is reflected in other corporate expenses in the accompanying consolidated statements of operations.

On June 15, 2000, the Company entered into a restructuring agreement (the "Agreement"). In exchange for its 90% ownership interest and all loan balances due from Metro Partners (such loans, including interest, amounted to approximately $3,580,000 prior to restructuring) the Company received 1,040 shares of non-voting, non-convertible, 8%, cumulative preferred stock, and a five year warrant to purchase up to 15% of Metro Partners' common stock at a purchase price of $5 per share. The preferred stock is redeemable at the option of Metro Partners at a price of $5,000 per share, plus accrued dividends. At least 50% of cumulative dividends are required to be paid in cash each year commencing on June 15, 2001. In addition, the Agreement provides for mandatory redemptions of the preferred stock equal to ten percent of the net cash proceeds received at the closing of any equity financing secured by Metro Partners.

At the date of the Agreement, the Company recorded its investment in preferred shares of Metro Partners at $530,000, which approximated the carried value of its former ownership interest in Metro Partners prior to restructuring. No value was assigned to the warrant. During the fourth quarter of 2000, the Company wrote down its investment in Metro Partners to $0 due to Metro Partners continued operating losses and inability to secure additional capital. Through June 15, 2000, net losses recognized by Metro Partners amounted to approximately $1 million. The fourth quarter write-off and net losses were included in other corporate expenses in the accompanying consolidated statements of operations. Pursuant to an Assignment and Assumption of Lease Agreement dated December 21, 1998, Metro Partners lease for office space in New York City was

                 Frontier Insurance Group, Inc. and Subsidiaries

Note Q--Related Party Transactions (continued)

assigned to the Company. At December 31, 2000, the Company continues to provide a letter of credit in the amount of $250,000 to Metro Partners' landlord as collateral for Metro Partners' leasehold obligations. As Metro Partners continues to pay the rent pursuant to the lease, the Company is in effect in the position of guaranteeing payments pursuant to the original lease. At December 31, 2000 future obligations pursuant to this lease agreement totaled $2,080,000. During 2001, the Company was released from future obligations pursuant to this lease and the letter of credit was terminated.

Director and Officer Loans and Guarantees

At December 31, 1999, the Company had guaranteed and provided collateral for $2,000,000 of personal obligations owed by, Thomas J. Dietz ("Dietz"), an officer of the Company. In February 2000, as a result of a principal repayment of $250,000 by Dietz to his creditor, the Company's guaranty was reduced to $1,750,000. During 2000, the Company, in exchange for the extinguishment of its remaining guaranty to the creditor, transferred approximately $1,825,000 of United States Treasury Notes ("Treasury Securities") previously pledged as collateral for the obligation, to an account in Dietz's name maintained by the creditor, free and clear of any interest of the Company. In exchange, Dietz transferred 97,338 personally owned shares of the Company's common stock with a market value at the date of transfer of $195,000. Accordingly, the Company's exposure related to this series of transactions was reduced to approximately $1,630,000. The shares received by the Company were added to the Company's treasury stock during 2000 and a receivable from Dietz was recorded for the balance of the exposure. At December 31, 2000 the related receivable recorded by the Company was $1,647,000. In connection with these transfers, Dietz and the Company entered into a Security and Indemnity Agreement and addendums thereto which outlined various terms of repayment.

At December 31, 1999, the Company had established a liability for its exposure to the Dietz obligations of $750,000. During 2000, the Company increased its provision by $897,000 to fully reserve this exposure, based on Management's evaluation of ultimate collectibility. The related expense is included in other corporate expenses.

In January 2001, Dietz and the Company amended the Agreement such that the Treasury Securities were used to satisfy Dietz' debt to his creditor. A related promissory note was issued evidencing the receivable from Dietz. The promissory note bears interest at a rate of 7% and is due in annual installments through 2017. Interest shall be paid in arrears on the outstanding principal balance on a quarterly basis commencing April 1, 2001.

At December 31, 1999, the Company had guaranteed amounts owed by Peter L. Rhulen ("Rhulen"), a director of the Company, of approximately $8,600,000 related to personal obligations of Rhulen. During 2000, the Company purchased certain investments from Rhulen for approximately $7,600,000, which represented approximately 95% of such investments' estimated fair value. At the same time, Rhulen repaid approximately $8,200,000 of his outstanding loans, thereby reducing the Company's outstanding guarantees to $400,000. Further, in October of 2000, Rhulen satisfied an additional $278,000 of his outstanding loans which reduced the Company's outstanding guarantee to $122,000.

In addition, during 1999, the Company, in exchange for the extinguishment of its guaranty to a creditor of Rhulen, transferred approximately $4,500,000 of Treasury Securities previously pledged as collateral to an account in Rhulen's name maintained by the creditor, free and clear of any interest of the Company. In exchange, Rhulen transferred 930,212 personally owned shares of the Company's common stock which, at the date of transfer, had a market value approximating the value of the Treasury Securities. The shares received by the Company were added to the Company's treasury stock during 1999. In connection with these transfers, Rhulen and the Company entered into a Security and Indemnity Agreement which outlined various terms of repayment. The intent of the agreement was that Rhulen would continue to reduce his obligation to the creditor. During December 2000, the Company released out of the Company's treasury stock 180,000 of the 930,212 shares

                 Frontier Insurance Group, Inc. and Subsidiaries

Note Q--Related Party Transactions (continued)

originally received from Rhulen in anticipation of Rhulen's repayment of $547,000 to the creditor and the resulting return of Treasury Securities in the same amount to the Company. At December 31, 2000, the Company recorded a receivable from Rhulen for $547,000. The Treasury Securities were received during January 2001.

During 1998, the Company advanced funds to and received two demand notes from a senior vice president, for approximately $160,000 and $80,000. The $160,000 note is unsecured and interest free, while the $80,000 note bears interest at 8% and is secured by personal assets. At December 31,1999, the aggregate outstanding balances of these notes, including accrued interest was approximately $234,000. During 2000 payment of $80,000 was received on these notes and balance, $154,000 was written off.

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

At December 31, 2000 and 1999, the total outstanding amounts borrowed by current and former executives and guaranteed by the Company were approximately $4,000,000 and $4,418,000, respectively. Shares held by executives numbered 302,879 and 335,653 at December 31, 2000 and 1999, respectively. Such borrowings, and the related guarantees, exceeded the fair market value of the shares pledged as collateral by approximately $3,960,000 and $3,277,000 at December 31, 2000 and 1999, respectively. As part of the program, at December 31,1999, 222,231 options were granted to participating executives with an exercise price of $3.44. No such options were granted during 2000. Also, at December 31, 2000 and 1999, amounts due from executives for interest paid on their behalf related to the outstanding loans was approximately $376,000 and $245,000, respectively.

In an attempt to retain its current key executives, during 2000, the Company's Board of Directors has developed an officer loan forgiveness plan (the "Forgiveness Plan") under which all or a portion of the amounts owed by current executives will be repaid on their behalf by the Company. Payments by the Company are dependent on the executives continued employment over a period extending through April 2005. Additionally, the Company's severance plan provides that if officers participating in the program are involuntarily terminated their severance will include a payment from the Company in the amount of their loan pursuant to the officer loan program with the intent that it will be used to repay the loan.

During 2000, the Company recorded non-cash charges of approximately $3,700,000 related to these guarantees. The total estimated liability of $3,700,000 is included in other liabilities and the related expense is included in other corporate expenses.

The Company is in violation of certain loan covenants included in the agreements underlying the guarantees of the Company associated with the borrowings described above. These violations permit the lender to accelerate repayment of amounts borrowed, which would likely result in a demand for payment from the Company.

Film Bond International ("FBI")

During 1998, the Company loaned an aggregate of $150,000 at a 6.5% interest rate to FBI, a company in which the brother of the Company's Chief Executive Officer and an Executive Vice President subsequently joined as a principal and Chief Executive Officer. During 1999, the Company loaned FBI an additional $455,000 at a 6.5% interest rate and guaranteed a loan

                 Frontier Insurance Group, Inc. and Subsidiaries

Note Q--Related Party Transactions (continued)

to FBI for $150,000. The loss of Frontier's A- rating from A.M. Best contributed to the inability of FBI to continue operating. The Company forgave the loans and related accrued interest to FBI and has assumed full responsibility for the amount of the guaranty resulting in a charge of approximately $800,000 during 1999.

Note R--Preferred and Common Stock

The Company's Preferred Stock may be issued from time to time by the Board of Directors in one or more series and classes and with such dividend rights, conversion rights, voting rights, redemption provisions, liquidation preferences, and other rights and restrictions as the Board of Directors may determine.

Note S -Stock Options

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

The Company has adopted stock option plans (the "Plans") under which 9,407,047 share of Common Stock are reserved for issuance upon exercise of options granted pursuant to the Plans. Under the Plans, incentive stock options may be granted to employees and nonqualified stock options may be granted to employees, directors, and such other persons as the Board of Directors (or a committee appointed by the Board) determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options granted under the Plans are not exercisable until one year after grant and expire five years after the date of grant. In addition to selecting the optionees, the Board (or such committee designated by the Board) determines the number of shares subject to each option, the expiration date and vesting periods of nonqualified stock options and otherwise administers of the plan. Certain of the Company's officers are ineligible to participate in the Plans. Incentive stock options have been granted at various times and for varying amounts.

During 1999, the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees through payroll deductions, may purchase the Company's Common Stock on the last business day of each quarter (up to $25,000 in fair market value per calendar year). The purchase price of such shares will be 85% of the fair market value ("FMV") of the Company's Common Stock on the trading day immediately preceding the first business day of such calendar quarter or the last business day of such calendar quarter, whichever is lower. The FMV will be the closing price of the Company's Common Stock on the New York Stock Exchange. Shares under the ESPP may be purchased on the open market or issued from the Company's treasury stock and/or authorized but unissued shares. Additionally, the Company will grant to each participating employee, stock options under the Company's Stock Option Plan in an amount equal to the number of shares purchased during the year through the ESPP and owned at December 31 of such year. During 2000 and 1999, respectively, 574,478 and 133,175 shares were purchased under the ESPP.

In 1999, the Company granted certain executive officers and members of senior management separate stock options outside the plans to purchase approximately 3,646,000 shares of the Company's Common Stock at prices ranging from $14.13 to $35.31 per share, exercisable at any time through December 31, 2005, which options were outstanding at December 31, 1999.

In 1998, the Company granted the President and Chairman of the Board, and an Executive Vice President, separate stock options outside the Plans to purchase 990,000 and 495,000 shares, respectively, of the Company's Common Stock at prices ranging from $30.00 to $50.00 per share, exercisable at any time through December 31, 2004. In August 1998, the Executive

                 Frontier Insurance Group, Inc. and Subsidiaries

Note S -Stock Options (continued)

Vice President resigned and under the terms of the option grant, the 495,000 shares were forfeited and canceled. Accordingly, the option to purchase 990,000 shares remained outstanding at December 31, 1999. In 1998, the Company also granted an Executive Vice President a separate stock option outside the Plans to purchase 235,000 shares of the Company's Common Stock at prices ranging from $17.00 to $43.00 exercisable at any time, which option was outstanding at December 31, 1999.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998 free interest rates of 4.90%, and 4.97%; a dividend yield of 2.00%, and 2.18%; volatility factors of the expected market price of the Company's Common Stock of
 .528, and .337; and an expected life of the option of five years. The fair value of options granted during 2000 is immaterial to proforma disclosures.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The proforma activity for 2000 reflects the reversal of expenses reflected in prior years' activity resulting from changes in assumptions regarding canceled options. The Company's pro forma information follows (in thousands, except per share data):


                                                                    2000                 1999                  1998
                                                             ------------------- --------------------- ---------------------
         Pro forma net loss                                    $(295,219)          $     (238,150)      $(50,372)

         Pro forma basic loss per common share                    $(8.13)             $   (6.79)          $(1.35)
         Pro forma diluted loss per common share                  $(8.13)             $   (6.79)          $(1.35)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net loss and loss per share are not indicative of future years.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note S -Stock Options (continued)

A summary of the Company's stock option activity, and related information for each of the three years ended December 31 follows:

                                      2000           2000            1999            1999            1998             1998
                                      ----           ----            ----            ----            ----             ----
                                    Options    Weighted-Average     Options    Weighted-Average    Options      Weighted-Average
                                     (000)      Exercise Price       (000)      Exercise Price      (000)        Exercise Price
                                   ----------- ------------------ ------------ ------------------ ----------- ---------------------
Outstanding at beginning of year       5,458     $       25           1,412         $  17             1,036         $  19
Granted                                4,588              1           4,265            27               635            13
Exercised                                  -              -             (29)            9              (175)           11
Canceled                              (2,401)            20            (190)           19               (84)           18
                                   ----------- ------------------ ------------ ------------------ ----------- ---------------------
Outstanding at end of year             7,645     $       12           5,458         $  25             1,412         $  17
                                   =========== ================== ============ ================== =========== =====================
Exercisable at end of year             4,662     $       18           4,286         $  29               317         $  16
                                   =========== ================== ============ ================== =========== =====================


The weighted average fair value of options granted during 2000, 1999, and 1998 were $0.11, $3.19, and $4.83, respectively.

                       Options Outstanding and Exercisable
                                 By Price Range
                             As of December 31, 2000

                                             Options Outstanding                                    Options Exercisable
-------------------- ------------------------------------------------------------------  --------------------------------------
                          Outstanding                                                      Exercisable
                        as of December       Weighed-Average                             as of December
        Range of           31, 2000             Remaining           Weighted-Average        31, 2000           Weighted-Average
    Exercised Prices         (000)          Contractual Life         Exercise Price           (000)             Exercise Price
-------------------- -------------------- ---------------------- ----------------------- ------------------- ------------------
$  0.00 - $ 5.00             4,408                   8.3            $       0.93               1,744           $        0.99
$  5.01 - $ 10.00               12                   3.8                    8.38                   3                    8.38
$ 10.01 - $ 15.00              524                   3.2                   13.63                 322                   13.70
$ 15.01 - $ 20.00               81                   2.7                   15.81                  53                   15.87
$ 20.01 - $ 25.00              500                   3.6                   22.58                 420                   22.26
$ 25.01 - $ 30.00              790                   4.9                   28.25                 790                   28.25
$ 30.01 - $ 35.00                2                   1.6                   30.63                   2                   30.63
$ 35.01 - $ 40.00            1,328                   4.9                   35.31               1,328                   35.31
                     -------------------- ---------------------- ----------------------- ------------------- ------------------
                             7,645                   6.6            $      12.19               4,662           $       18.37
                     ==================== ====================== ======================= =================== ==================

                 Frontier Insurance Group, Inc. and Subsidiaries

Note T - Commitments and Contingencies

Leases

At December 31, 2000, the future minimum payments under noncancellable operating leases net of sub-lease commitments receivable, are as follows (in thousands):

                                        Lease Obligations            Sub-lease Commitments            Net Lease Commitments
                                   ---------------------------- --------------------------------- -------------------------------
                   2001                $     4,048                  $       1,225                     $     2,823
                   2002                      3,494                          1,097                           2,397
                   2003                      2,547                            589                           1,958
                   2004                      2,239                            279                           1,960
                   2005                      2,004                             37                           1,967
                   Thereafter                1,699                              -                           1,699
                                   ---------------------------- --------------------------------- -------------------------------
                      Total            $    16,031                  $       3,227                     $    12,804
                                   ============================ ================================= ===============================

Total rental expense, net of sublease income, for 2000, 1999, and 1998, amounted to $4,119,000, $5,542,000, and $4,666,000, respectively.

Shareholder Litigation

Following the Company's November 5, 1994 announcement of its third-quarter financial results, the Company was served with seven purported class actions alleging violations of federal securities laws by the Company and, in some cases, by certain of its officers and directors. In September 1995, a pre-trial order was signed which consolidated all actions in the Eastern District of New York, appointed three law firms as co-lead counsel for the plaintiffs and set forth a timetable for class certification motion practice and discovery. In November 1995, plaintiffs served a consolidated amended complaint alleging violations by the Company of section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) thereunder, seeking to impose controlling person liability on certain of the Company's officers and directors, and further alleging insider sales all premised on negative financial information that should have been publicly disclosed earlier. Plaintiffs seek an unspecified amount in damages to be proven at trial, reasonable attorney fees' and expert witness costs. In April 1997, the Court certified the class. Plaintiffs have subpoenaed documents and deposed outside auditors and analysts. Plaintiffs have also taken depositions from current or former officers, directors and employees of the Company.

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

In July 2000, the Company was served with a purported securities class action complaint. Subsequently, six nearly identical complaints were filed. The complaints allege that the Company and certain of its officers and directors violated certain securities laws by making false and misleading statements about the Company's business and prospects during the period from August 5, 1997 to April 14, 2000. The actions are purportedly brought on behalf of all persons who purchased the Company's stock during that period. The plaintiffs' damages are not specified.

In November 2000, the Court granted the plaintiffs' motion to consolidate these actions and for appointment of lead plaintiffs and lead plaintiffs' counsel. On February 5, 2001, plaintiffs filed a Corrected Consolidated Amended Class Action Complaint ("Amended Complaint").

                 Frontier Insurance Group, Inc. and Subsidiaries

Note T - Commitments and Contingencies

The Company believes the suits are without merit and has retained special legal counsel to contest the suits vigorously. It is not currently possible to determine the probability of a favorable outcome. Further, it is not possible to estimate the amount of a potential loss. However, an adverse judgment in the litigation in excess of available insurance would have a material adverse effect on the Company's financial condition and results of operations.

The Company is involved in other unrelated litigation which is considered incidental to its business. The ultimate outcome of all litigation is not expected to be material in relation to the Company's financial position or results of operations.

Stock Repurchase Program

On November 10, 1994, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its Common Stock. On June 30, 1998, the Company amended the stock repurchase program to permit the purchase of up to 3,000,000 shares of its Common Stock at such times and prices the Company deems advantageous in compliance with SEC Rule 10b-18 at the joint determination of the Chairman of the Board and Chief Investment Officer. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. As of December 31, 2000, 2,900,358 shares had been purchased under the repurchase program at a cost of approximately $35,100,000. Any shares so repurchased are held as treasury shares and are available for general corporate purposes.

Note U--Statutory Financial Information

The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of their respective domiciliary states ("SAP"). Prescribed statutory accounting practices include a variety of publications by the National Association of Insurance Commissioners ("NAIC"), as well as state laws and regulations. Permitted statutory accounting practices practices encompass all accounting practices not so prescribed but which the appropriate regulatory agency has allowed in practice.

On January 21, 2000, the Company contributed $80,000,000 in cash to Frontier. Frontier, in preparation of its 1999 Annual Statement, received permission from the New York State Department of Insurance (the "Department") to include such contribution in its capital and surplus at December 31, 1999, with a corresponding $80,000,000 reported as a surplus contribution receivable. Additionally, Frontier received permission from the Department to discount its net unpaid loss and LAE reserves for its medical malpractice line of business using an interest rate of 5%. The impact of discounting such reserves was to increase Frontier's statutory capital and surplus by approximately $53,600,000 at December 31, 1999 and decrease its 1999 statutory net loss by approximately $11,100,000. At December 31, 2000 Frontier discounts only its net unpaid loss and LAE for its medical malpractice line of business to the extent they are not subject to the retroactive reinsurance agreement. The impact of discounting such reserves was to increase Frontier's statutory surplus at December 31, 2000 by $8,479,000. The Department approved both requests which differ from prescribed statutory accounting procedures and, accordingly, these amounts have been reflected in Frontier's statutory capital and surplus at December 31, 1999.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note U--Statutory Financial Information

A comparison of the consolidated amounts of the insurance subsidiaries' statutory surplus as of December 31, 2000 and 1999, and net income (loss) for each of the three years ended December 31, 2000, on a SAP basis, as determined by the Company, and the GAAP shareholders' equity and net income (loss) included in the accompanying consolidated financial statements, is as follows (in thousands):


                                                    2000                                  1999                         1998
                                    -------------------- ---------------- --------------------- --------------- -------------------
                                                               Net                                   Net               Net
                                      Surplus/Equity          Loss           Surplus/Equity          Loss              Loss
                                    -------------------- ---------------- --------------------- --------------- -------------------
Insurance subsidiaries'
   consolidated SAP amounts           $       35,000     $    (85,988)        $    307,855      $ (131,049)       $      (70,889)
                                    ==================== ================ ===================== =============== ===================

Insurance subsidiaries'
   consolidated GAAP amounts          $       57,939     $   (229,342)        $    463,630      $ (201,703)       $      (32,373)
Parent company, its noninsurance
   subsidiaries and eliminations            (214,276)         (67,864)            (385,077)        (31,561)              (17,669)
                                    -------------------- ---------------- --------------------- --------------- -------------------
Consolidated GAAP amounts             $     (156,337)    $   (297,206)        $     78,553      $ (233,264)       $      (50,042)
                                    ==================== ================ ===================== =============== ===================


Statutory basis financial statements prepared by the insurance subsidiaries are periodically subjected to examination by representatives of the various state insurance departments. Adjustments to SAP amounts reported by the insurance subsidiaries may result from such examinations. During February 2001, the New York State Department of Insurance issued a report on the results of such an examination of Frontier as of December 31, 1999. Frontier Management has disputed certain of the adjustments proposed by the Department in their examination report. The ultimate resolution of the disputed items and the impact of their resolution on the reported statutory amounts cannot be determined at this time. However, if the Department were to prevail with respect to all of the disputed items, Frontier's statutory surplus at December 31, 2000 would be reduced by approximately $18,000,000. The information presented above does not include any adjustment for these items.

Risk Based Capital ("RBC") is a measure developed by the NAIC and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized. Companies below minimum specific ratios may be subject to various levels of regulatory action or oversight by the insurance commissioner in their state of domicile.

The New York State Department of Insurance utilized its own methodology for computing capital adequacy and has not adopted the NAIC RBC guidelines. However, many of the other states in which Frontier writes business have adopted the NAIC RBC guidelines. In accordance with the NAIC RBC guidelines, at December 31, 2000, Frontier was at the Mandatory Control Level. The Mandatory Control level requires the commissioner of a state insurance department to place the company under regulatory control (i.e., rehabilitation or liquidation.) Effective March 12, 2001, Frontier, has voluntarily agreed with the State of New York that it will not write any new or renewal business until such time as the State of New York gives written notification that it may resume such writings. In addition, the Company has agreed to certain other stipulations requiring prior approval of certain expenditures, incurring debt, as well as changes in reinsurance or compensation arrangements. Also, the Company has agreed to provide financial information, including budgets, to the Department.

Also during 2000, Western filed a plan of withdrawal with the Texas Department of Insurance pursuant to which Western ceased writing any new or renewal business. The subsidiaries that are not the subject of a regulatory agreement or action, Frontier Pacific and United Capitol, met the minimum RBC requirements at December 31, 2000.

                 Frontier Insurance Group, Inc. and Subsidiaries

Note V - Employee Benefit Plans

The Company sponsors an employee savings plan (401(k)) whereby the Company contributes a base of 2% of the salary of all full-time employees and matches 50% of the employee's personal contribution up to 2% of the employee's salary. The maximum Company contribution, base and match, is 4% of an employee's salary. In addition, the Company has a noncontributory profit sharing plan. At the discretion of the Board of Directors, the Company may contribute up to 4% of the eligible salaries of full-time employees who have completed one year of service. The Company did not contribute to the profit sharing plan for the year 2000.

The Company's total expense related to employee benefit plan contributions for 2000, 1999 and 1998 was $1,645,000 $2,706,000, and $4,203,000, respectively, including discretionary contributions of $1,881,000 in 1998.

Note W- Subsequent Events

Effective March 12, 2001, Frontier entered into a "Stipulation" with the New York State Insurance Department pursuant to which Frontier voluntarily agreed, among other matters, to stop writing new or renewal insurance business.

On March 15, 2001, the Company received notification with respect to its revolving loan credit facility which had an outstanding balance of $67,800,000 at December 31, 2000, that repayment of all amounts borrowed was being accelerated. Additionally, on March 15, 2001, the Company's balances in certain bank accounts totaling approximately $1,600,000 were offset by the banks against balances owed by the Company pursuant to the revolving credit agreement.

                 Frontier Insurance Group, Inc. and Subsidiaries

                                Supplemental Data

                   Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share data):

                                                        2000                                    1999
                                     ----------------------------------------------------------------------------------
                                         1st       2nd       3rd       4th        1st       2nd       3rd         4th
                                     ----------------------------------------------------------------------------------

Net premiums earned                 $ 150,704  $  130,808 $ 116,148 $  97,002 $ 140,255 $ 137,922  $ 150,181  $ 142,570
Total net investment income            19,445      13,920    (2,768)    3,596    20,945    21,471     21,058     17,261
Net income (loss)                     (13,605)    (53,966)  (78,983) (150,652)   16,420    16,356   (175,829)   (90,211)

Earnings (loss) per common share:
Basic                               $   (0.40) $    (1.60) $ (2.19) $ (3.61)       0.45      0.47      (5.06)     (2.63)
Diluted                             $   (0.40) $    (1.60) $ (2.19) $ (3.61)       0.41      0.42      (5.06)     (2.63)


Due to changes in the number of average common stock and equivalent shares outstanding, quarterly earnings (loss) per share may not add to the totals for the years.

During the fourth quarter of 2000, company increased reserves on accident years 1999 and prior by approximately $101,000,000. Such increases were primarily due to the adverse experience in Specialty Programs, Alternative Risk, Surety and Environmental Excess and Surplus Lines segments of $27,000,000, $23,000,000, $22,000,000 and $22,000,000, respectively and to a lesser degree to adverse experience in the Professional Liability segment of $7,000,000. For a further discussion of losses and LAE see Note L to the Consolidated Financial Statements--Unpaid Losses and Loss Adjustment Expenses.

Also during the fourth quarter, the Company endorsed its retroactive reinsurance agreement with National Indemnity to provide retroactive reinsurance relating to Frontier Pacific's net liabilities for loss and LAE unpaid at October 1, 2000 for accident years 1999 and prior. The endorsement also expanded the coverage to include unpaid net losses and LAE on all surety bonds in force at December 31, 2000, excluding bail and appearance bond business for both Frontier and Frontier Pacific. During the fourth quarter the Company recorded gains of $8,789,000 related to the retroactive reinsurance agreement. (See Note N to the Consolidated Financial Statements--Retroactive Reinsurance.)

During the fourth quarter, the Company recorded impairment charges of $9,765,000 and $1,500,000 related to the home office building and certain furniture and equipment as the Company determined the recoverability of such assets to be impaired (see Note A to the Consolidated Financial Statements.) Also, during the fourth quarter, the Company recorded additional provisions for uncollectible amounts attributable to agent's balances, reinsurance recoverable and miscellaneous receivables of $12,055,000, $10,070,000 and $4,000,000, respectively. The Company also recorded an additional provision for guarantees of officer loans of $560,000 (see Note Q to the Consolidated Financial Statements--Related Party Transactions.)

During the fourth quarter of 1999, the Company incurred approximately $38,500,000 in losses related to certain performance and payment surety bonds covering three separate entertainment events that did not occur as scheduled. Additionally, during the fourth quarter of 1999, the Company reduced subrogation recoverables related to the SUNY litigation by approximately $15,500,000. (see Note H of the Notes to the Consolidated Financial Statements). The net loss for the third quarter of 1999 includes the establishment of a valuation allowance of approximately $89,000,000 related to the Company's net deferred tax asset. This allowance was increased to approximately $123,600,000 during the fourth quarter 1999. (See Note K of the Notes to the Consolidated Financial Statements). The Company's fourth quarter of 1999 results also reflect the write-off of approximately $15,000,000 in goodwill related to Regency and Western.

           Schedule II--Condensed Financial Information of Registrant

                 Frontier Insurance Group, Inc. (Parent Company)

                                 Balance Sheets
                (dollar amounts in thousands, except share data)

                                                                                       December 31,
                                                                                 2000              1999
                                                                             -------------------------------
Assets
Investments in subsidiaries                                                  $     59,967      $     458,732
Fixed maturity securities, available for sale(1)                                      669             11,959
Equity securities, available for sale                                               1,000                  -
Equity investees                                                                    9,451             12,690
Short-term investments                                                              2,668                156
Cash                                                                                1,641              5,369
Property, furniture, equipment and software, less accumulated
  Depreciation and amortization (2000--$15,016;1999--$10,673)                      10,004             15,349
Intangible assets, less accumulated amortization
  (2000--12,321; 1999-- $5,208)                                                     1,170              8,176
Other assets                                                                        7,754              4,597
                                                                             -------------------------------
Total assets                                                                 $     94,324      $     517,028
                                                                             ===============================

Liabilities and shareholder's equity
Liabilities:
    Convertible subordinated debentures due to subsidiary trust              $    125,828      $     167,345
    Bank debt                                                                      67,800            142,800
    Due to the subsidiaries and affiliates                                         15,643            106,989
    Federal income taxes payable                                                   11,496             11,998
    Accrued expenses and other liabilities                                         29,894              9,343
                                                                             -------------------------------
Total liabilities                                                                 250,661            438,475

Shareholder's equity:
    Preferred stock, par value $.01 per share;
      (authorized and unissued: 1,000,000 shares)                                       -                  -
    Common stock; par value $.01 per share; (shares authorized; 150,000,000;
      Shares issued: 2000--45,761,363; 1999--37,646,663)                              458                376
    Additional paid-in capital                                                    496,866            450,886
    Accumulated other comprehensive income, net of tax                             (3,068)           (18,617)
    Retained deficit                                                             (611,637)          (314,431)
                                                                             -------------------------------
                                                                                 (117,381)           118,214
Treasury stock--at cost (2000 --3,747,908 shares; 1999-- 3,830,570 shares)         38,956            (39,661)
                                                                             -------------------------------
Total shareholders' equity                                                       (156,337)            78,553
                                                                             -------------------------------
Total liabilities and shareholders' equity                                    $    94,324      $     517,028
                                                                             ===============================

(1) At December 31, 1999, fixed maturity securities were pledged as collateral for a director and an officer (see Note Q of Notes to the Consolidated Financial Statements).

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                 Frontier Insurance Group, Inc. (Parent Company)

            Statements of Operations and Comprehensive Income (Loss)
                          (dollar amounts in thousands)

                                                                                Year ended December 31,
                                                                  2000                1999           1998
                                                              ------------------------------------------------
Revenues
Management fees                                               $       43,992   $       51,406    $     14,127
Investment income,  including net realized gains (losses)              5,533            1,926          (1,116)
Gain on sale of renewal rights                                         2,196                -               -
Net proceeds from company owned life insurance policy                      -                -           4,400
                                                              ------------------------------------------------
       Total revenues                                                 51,721           53,332          17,411

Expenses
Operating and administrative                                          63,371           57,606          36,188
Interest expense                                                      20,545           18,479          11,931
                                                              ------------------------------------------------
       Total expenses                                                 83,916           76,085          48,119

Loss before federal income tax expense (benefit) and equity
   in undistributed loss of subsidiaries                             (32,195)         (22,753)        (30,708)
Federal income tax expense (benefit) (1)                              26,969           10,543         (11,298)
                                                              ------------------------------------------------
   Loss before equity in undistributed loss
       of subsidiaries                                               (59,164)         (33,296)        (19,410)

Equity in undistributed loss of subsidiaries                        (238,042)        (199,968)        (30,632)
                                                              ------------------------------------------------
   Net loss                                                         (297,206)        (233,264)        (50,042)
Other comprehensive income (loss), net of tax                         15,549          (45,252)          6,397
                                                              ------------------------------------------------
   Total comprehensive loss                                   $     (281,657)  $     (278,516)   $    (43,645)
                                                              ================================================


(1) Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit for 1998 reflects the deferred tax benefit of the parent Company's share of the consolidated net operating loss carryforward. For 1999 and 2000, federal income tax expense reflects the effects of the establishment of a valuation allowance for the Company's deferred tax asset for which management does not currently believe it is more likely than not that such benefit will be realized on a consolidated basis in the near term.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

    Schedule II--Condensed Financial Information of Registrant (continued)..

                 Frontier Insurance Group, Inc. (Parent Company)

                            Statements of Cash Flows
                          (dollar amounts in thousands)

                                                                            Year ended December 31
                                                                      2000             1999          1998
                                                                 -------------------------------------------
Operating Activities
Loss before equity in undistributed income of subsidiaries          $   (59,164)  $   (33,296)    $ (19,410)
Adjustments to reconcile net loss to net cash provided by
    (used in ) operating activities:
       Change in federal income taxes                                      (502)       18,890        (3,242)
       Change in due from subsidiaries and affiliates                   (11,346)       24,383         9,752
       Depreciation and amortization                                      6,585         2,234         3,353
       Impairment of long-lived assets                                    7,219             -             -
       Net realized (gains) losses                                       (2,232)          564         2,857
       Other                                                             22,915        (8,145)       13,819
                                                                 -------------------------------------------
Net cash provided by (used in) operating activities                     (36,525)        4,630         7,129

Investing Activities:
Capital contributions to subsidiaries                                   (55,000)            -       (62,580)
Purchases of wholly-owned subsidiaries                                        -        (7,053)       (5,030)
Sales of wholly-owned subsidiaries                                      150,138             -             -
Short-term investments, net                                              (2,512)       11,560        (6,166)
Change in other investments                                              15,171        (6,197)       (5,630)
Purchases of property, furniture, equipment and software                      -       (12,287)       (6,781)
Proceeds from sale of property, equipment and software                        -         5,000             -
Other                                                                         -             -          (472)
                                                                 -------------------------------------------
Net cash  provided by (used in) investing activities                    107,797        (8,977)      (86,659)

Financing Activities:
Proceeds from bank borrowings                                                 -        50,800        92,000
Repayment of bank borrowings                                            (75,000)            -             -
Issuance of common stock                                                      -           539         1,948
Cash dividends paid                                                           -        (9,911)       (9,761)
Reissuance (purchases) of treasury stock, net                                 -       (30,356)       (8,511)
Other                                                                         -             -             -
                                                                 -------------------------------------------
Net cash provided by (used in) financing activities                     (75,000)       11,072        75,676
                                                                 -------------------------------------------

Increase (decrease) in cash                                              (3,728)        6,725        (3,854)
Cash (overdraft) at beginning of year                                     5,369        (1,356)        2,498
                                                                 -------------------------------------------
Cash (overdraft) at end of year                                     $     1,641   $     5,369     $  (1,356)
                                                                 ===========================================



These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

                            Schedule IV -Reinsurance

                 Frontier Insurance Group, Inc. and Subsidiaries
                          (dollar amounts in thousands)

--------------------------------------------------------------------------------------------------------------
               Col. A                       Col. B                Col. C              Col. D         Col. E
--------------------------------------------------------------------------------------------------------------
                                                                                                    Percentage
                                                        Ceded to        Assumed                      Of Amount
                                                         Other        From Other         Net        Assumed to
             Description                    Direct     Companies       Companies       Amount           Net
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Life insurance in force:                  $         0   $         0     $        0     $        0       N/A

Premiums written:
    Life insurance                                  -             -              -              -       N/A
    Accident & health insurance                17,923         9,481              -          8,442        0.0%
    Property & liability insurance            360,024        95,790         96,203        360,437       26.7
                                        --------------------------------------------------------------------
Total premiums written                    $   377,947   $   105,271     $   96,203     $  368,879       26.1%
                                        ====================================================================

Year ended December 31, 1999

Life insurance in force:                  $14,510,863   $13,465,296     $        -     $1,045,567        0.0%

Premiums written:
    Life insurance                        $    33,093   $    19,706     $      362     $   13,749        2.6%
    Accident & health insurance                64,178        37,983            828         27,023        3.1
    Property & liability insurance            853,516       285,314         65,827        634,029       10.4
                                        --------------------------------------------------------------------
Total premiums written                    $   950,787   $   343,003     $   67,017     $  674,801        9.9%
                                        ====================================================================

Year ended December 31, 1998

Life insurance force:                     $15,845,945   $14,613,013     $        -     $1,232,932        0.0%

Premiums written:
    Life insurance                        $    23,523   $    13,326     $     (591)    $    9,606       (6.2)%
    Accident & health insurance                45,388        23,130           (813)        21,445       (3.8)
    Property & liability insurance            715,718       269,697         49,933        495,954       10.1
                                        --------------------------------------------------------------------
Total premiums written                    $   784,629   $   306,153     $   48,529     $  527,005        9.2%
                                        ====================================================================

                  Schedule V--Valuation and Qualifying Accounts

                 Frontier Insurance Group, Inc. and Subsidiaries
                          (dollar amounts in thousands)

------------------------------------------------------------------------------------------------------------------
                                  Col. A                            Col. B                 Col. C
------------------------------------------------------------------------------------------------------------------
                                                                                          Additions
                                                                              ------------------------------------
                                                                  Balance at          (1)               (2)
                                                                 Beginning of  Charged to Costs   Charged to Other
                                Description                         period       And Expenses    Accounts-Describe
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
    Reserves and allowances deducted from asset  accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                         $  9,864        $  15,168            -
       Allowance for possible reinsurance uncollectible amounts          471           10,012            -
       Restructuring reserves                                              0           17,710            -
       Allowance for doubtful accounts, miscellaneous                      0            4,154            -
       Loan guaranty reserve                                             750            4,597            -

Year ended December 31, 1999:
    Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                         $  6,025        $   3,947            -
       Allowance for possible reinsurance uncollectible amounts          150              321            -

Year ended December 31, 1998:
    Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                         $  2,791        $   3,311            -
       Allowance for possible reinsurance uncollectible amounts          310              150            -




---------------------------------------------------------------------------------------
                                  Col. A                           Col. D      Col. E
---------------------------------------------------------------------------------------
                                                                             Balance at
                                                                 Deductions    End of
                                Description                       Describe     Period
---------------------------------------------------------------------------------------
Year ended December 31, 2000:
    Reserves and allowances deducted from asset  accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                     $ 5,606(A)     $ 19,426
       Allowance for possible reinsurance uncollectible amounts       -          10,483
       Restructuring reserves                                    17,617(B)           93
       Allowance for doubtful accounts, miscellaneous               154(B)        4,000
       Loan guaranty reserve                                          -           5,347

Year ended December 31, 1999:
    Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                     $   108(A)     $  9,864
       Allowance for possible reinsurance uncollectible amounts       -             471

Year ended December 31, 1998:
    Reserves and allowances deducted from asset accounts:
       Allowance for doubtful accounts, premiums and
           agent's balances                                     $    77(A)     $  6,025
       Allowance for possible reinsurance uncollectible amounts     310(A)          150

(A) Amounts charged off.
(B) Amounts paid.

           Schedule VI--Supplemental Information Concerning Property/
                          Casualty Insurance Operations

                 Frontier Insurance Group, Inc. and Subsidiaries
                              (Net of Reinsurance)
                          (dollar amounts in thousands)

----------------------------------------------------------------------------------
                                   December 31
----------------------------------------------------------------------------------
      Col. A           Col. B           Col. C           Col. D         Col. E
----------------------------------------------------------------------------------



                      Deferred      Unpaid Claims
                       Policy         and Claim       Discount, if
 Affiliation with    Acquisition      Adjustment      any Deducted     Unearned
   Registration         Costs          Expenses       in Column C      Premiums
----------------------------------------------------------------------------------
Registrant and
Consolidated
Subsidiaries:
      2000            $ 31,259      $    902,729                      $ 120,937
      1999              82,190           828,923                        364,508
      1998              69,126           632,850                        267,323





 ---------------------------------------------------------------------------------------------------
                                          Year ended December
 ---------------------------------------------------------------------------------------------------
   Col. F       Col. G              Col. H                Col. I           Col. J           Col. K
 ---------------------------------------------------------------------------------------------------
                               Claims and Claim
                              Adjustment Expenses
                                Incurred Related to    Amortization
                           --------------------------  Of Deferred     Paid Claims
                  Net          (1)           (2)          Policy         and Claim
   Earned     Investment     Current        Prior       Acquisition      Adjustment        Premiums
  Premiums      Income         Year         Year           Costs          Expenses         Written
 ---------------------------------------------------------------------------------------------------



 $  494,662   $   29,107   $   393,860   $  156,872    $   127,299     $    462,550      $   368,879
    533,619       70,845        88,861      131,417        328,985          630,804          436,197
    454,811       66,079       134,515      107,639        282,604          495,979          297,400

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRONTIER INSURANCE GROUP, INC.
                             By:          /s/  HARRY  W.  RHULEN
                                          --------------------------
                                          Harry W. Rhulen
                                          President, Chief Executive Officer
                                          and Director
                             Date:        April 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Signature and Title                                                                     Date

                           /s/ JERRY E. GOLDRESS                                                                 April 30, 2001
                           ---------------------
                             Jerry E. Goldress
                   Chairman of the Board (Non-executive)

                            /s/ HARRY W. RHULEN                                                                  April 30, 2001
                            -------------------
                              Harry W. Rhulen
                    President, Chief Executive Officer
                               and Director
                       (Principal Executive Officer)

                        /s/ SUZANNE RHULEN LOUGHLIN                                                              April 30, 2001
                        --------------------------
                          Suzanne Rhulen Loughlin
                         Executive Vice President
                               and Director

                            /s/ DOUGLAS C. MOAT                                                                  April 30, 2001
                            -------------------
                              Douglas C. Moat
                         Executive Vice President
                               and Director

                            /s/ PETER L. RHULEN                                                                  April 30, 2001
                            -------------------
                              Peter L. Rhulen
                                 Director

                          /s/ LAWRENCE E. O'BRIEN                                                                April 30, 2001
                          -----------------------
                            Lawrence E. O'Brien
                                 Director

                         /s/ RONALD L. BORNHUETTER                                                               April 30, 2001
                         -------------------------
                           Ronald L. Bornhuetter
                                 Director

                            /s/ OSCAR GUERRERO                                                                   April 30, 2001
                            ------------------
                              Oscar Guerrero
                         Vice President-Controller
                     (Principal Accounting Officer and
                          Duly Authorized Officer


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

10.24      Transfer and Purchase Agreement By and Among Frontier Insurance Group, Inc., SDIA Inc.,
               Frontier Insurance Company, United Capitol Insurance Company, Frontier Pacific Insurance
               Company and Gulf Insurance Company Dated as of August 3, 2000.................................(12)

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

28         Schedule P of Annual Statement for year ended December 31, 1999, filed as a paper format exhibit on Form SE pursuant to Section 232.311 of Regulation ST, of Frontier
               Insurance Company, Frontier Pacific Insurance Company, United Capitol Insurance
               Company and Western Indemnity Insurance Company, as filed with the New York
               State Department of Insurance, the California Department of Insurance, the Illinois
               Department of Insurance and the Texas Department of Insurance respectively....................

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

(12) Filed as the same numbered exhibit to the Registrant's Report on Form 10-Q dated June 30, 2000 and incorporated herein by reference.